Form 10-K
period 1999-12-31
VARSITYBOOKS COM INC
filed 2000-03-30
CIK 1069502

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from         to        .
                                              -------    -------

                        COMMISSION FILE NUMBER  0-28977
                                              ------------


                              VARSITYBOOKS.COM INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        54-1876848
          ----------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                         2020 K STREET, N.W., 6TH FLOOR
                             WASHINGTON, D.C. 20006
                  ------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (202) 667-3400
                                                           ---------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of common stock held by non-affiliates of the registrant was $43,284,361 based on the last reported sale price of $5.75 on The Nasdaq National Market on March 27, 2000.

As of March 27, 2000, there were 15,680,872 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K ("Form 10-K") contains certain forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the "Risk Factors" section of Item 1 "Business" for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a leading online retailer of new college textbooks and we provide marketing services for businesses interested in reaching the college market. Recently, we expanded our online offerings to include scholarship opportunities, free e-mail, and job and career information. According to Media Metrix, our Web site had over one million unique visitors in January 2000, making VarsityBooks.com the most-visited college-oriented Web site during the peak back-to-school period. According to Student Monitor, a nationally syndicated market research company, VarsityBooks.com had the "most visited," "most heard-of," and "most often-visited" Web site in the entire college market during fall 1999. Using the Internet, we are able to provide our customers with a convenient purchasing process and reduced prices and build our brand by saving students time and money while providing a high level of customer service.

     In addition to building VarsityBooks.com's brand online with college students, we have developed our brand directly on-campus as well. As of February 29, 2000, we operated a marketing network of over 2,700 student representatives on over 600 college campuses nationwide. This carefully selected and trained network of student representatives customizes marketing to each campus and reaches students on a peer-to-peer basis, enabling us to promote our products and brand. We plan to continue to use this network of student representatives and our student-focused Web site not only to promote the products and services we offer, but also to provide marketing services for other businesses seeking to reach this demographic.

     To date, VarsityBooks.com has reached marketing services agreements with several companies, including SallieMae and AOL's ICQ. Companies like SallieMae recognize that VarsityBooks.com is able to reach college students where they spend most of their time - online and on-campus - through our Web site and student representative network. To take advantage of this, SallieMae will pay VarsityBooks.com $2 million over the two-year term of the agreement to help SallieMae develop its brand with this demographic.

INDUSTRY BACKGROUND

     The college student market is large and growing, according to the National Center for Educational Statistics. Student Monitor reports show that there were approximately 15 million full-time and part-time undergraduate and graduate students at more than 3,600 colleges and universities in the United States as of spring 1999. College enrollment will increase to approximately 16 million students by 2008, predicts the National Center for Educational Statistics.

     The college student market is actively using the Internet and is increasingly purchasing goods and services online. According to Student Monitor, during the Spring 1999 semester, 95% of college students used the Internet, spending an average of seven hours a week online. Approximately 57% of these students accessed the Internet one or more times daily and, during a one year period ending in the spring of 1999, approximately 26% of these students made online purchases, up from a cumulative total of 10% through December 31, 1997. Online commerce complements students' lifestyles, generally providing them the convenience of 24 hour shopping and a lower cost alternative for their purchases.

     College students are powerful retail consumers. Although the college market is large and diverse, students still have common needs. For instance, students must buy expensive school-related goods and services such as textbooks and school supplies. In fact, textbooks are most students' single largest school-related expenditure after tuition, room and board. Based on statistics published by the National Association of College Stores, new textbook sales were approximately $5 billion in 1998.

     Purchasing new textbooks through traditional retailers tends to be expensive and inconvenient. The new textbook market is presently dominated by campus bookstores, with most schools either operating their own bookstore or contracting these services to a third party. Most campus bookstores face little competition, have significant overhead, and are crowded at the beginning of each semester, forcing students to endure high prices, long lines, and frequent out-of-stock inventory problems. Online commerce provides a new opportunity to better serve and more efficiently reach the college student market.

     As powerful retail consumers, college students have become attractive to companies across the business spectrum. In 1998, college students spent over $105 billion on goods and services, excluding tuition, room and board, according to Student Monitor.

     We believe that for a variety of reasons few businesses have succeeded in offering students a unified marketplace to meet their varied needs in a convenient and cost-effective manner. Students are geographically dispersed and frequently change their addresses, which makes them difficult to target with traditional direct marketing. While national and regional media campaigns build brand recognition, they are not a cost-effective method of targeting college students. Although students do watch television and read newspapers and magazines, we believe they tend to be more influenced by the opinions and actions of their peers than by traditional media advertising.

     As a result, we believe there is a significant market opportunity for an online destination that aggregates college students for two main purposes: to sell products to them and to market other businesses's products and services to them. We also believe that this online presence is complemented effectively by an on-campus presence where VarsityBooks.com can market to college students on a peer-to-peer basis.

THE VARSITYBOOKS.COM SOLUTION

     As a leading online retailer of college textbooks, we are becoming a trusted online resource for students. We selected textbooks as our initial product offering because they are an expensive purchase that students are required to make each semester. By addressing inefficiencies in the textbook market and providing increased convenience and low prices to students, we are building our brand, growing market share in the textbook industry, and attracting college students to our Web site. In addition, service offerings such as scholarships, job and career information, and free e-mail have further attracted students to VarsityBooks.com. We have also established a platform for marketing to college students through our Web site and campus representative network on behalf of other businesses.

     Our solution is comprised of four components: our retail and marketing businesses and our online and offline assets which allow us to effectively reach the college market.


- The Retail Market. We provide students with a reliable, cost-saving alternative to the traditional campus shopping experience. We significantly reduce the overhead associated with textbook sales because we do not maintain individual stores and we outsource our ordering, inventory, warehousing and fulfillment needs through our relationship with Baker & Taylor, a leading distributor of books, videos and music products. We pass these savings on to our customers by offering discounted prices. In addition to providing new textbooks at reduced prices, we are committed to providing top quality customer service. Our customer service center is available by telephone and e-mail 24 hours a day, seven days a week, and we increase our service center staffing during our peak periods to ensure a timely response to our customers' questions.

          Through our Partnership program, we provide an opportunity for schools to maximize their limited resources and offer increased convenience and reduced prices to their students by outsourcing new textbook sales to us. We believe that for many schools, including traditional four-year colleges as well as community colleges, private high schools and distance learning programs, the expense and inconvenience of maintaining a bookstore exceeds the schools' financial return. In addition to maximizing their limited resources, we offer our partnership schools a percentage of the revenue generated by their students on our Web site.

- Marketing Services to the College Market. Through our online and offline assets, we are able to market on behalf of other companies to the college demographic. We use the combination of our highly-trafficked Web site, email, sponsorship programs, and other online means to reach college students where they spend so much of their time - on the Internet. And we are able to offer these tools to other companies who are trying to reach this elusive market. In addition, we are able to put our student representative network to use for other companies, marketing on a peer-to-peer basis on campus in a proven and effective manner.

          In addition, because our advertising and our student representatives drive traffic to our Web site, we are able to aggregate the fragmented student market. As our customers conduct transactions on our Web site, we collect their contact information as well as data on their majors and schools. We also retain their transactional histories.

- Online: Aggregating Students on the Web. We aggregate college students on our Web site effectively. According to Media Metrix, VarsityBooks.com had over one million unique visitors in January, 2000, making VarsityBooks.com the most-visited college-oriented Web site during the peak back-to-school period. Several products and services attract students to the site -- discounted textbooks, general interest books, scholarship opportunities, free e-mail, and job and career information. We also make the textbook-buying process very easy. Our customers avoid the over-crowding and long lines characteristic of peak season shopping at campus bookstores. We post booklists for hundreds of colleges and universities, which enable students to view the prescribed reading list for their courses and then order their books directly from us.

-    Offline: Our Network of Student Representatives. As of February 29,
          2000, we had a network of over 2,700 student representatives on the campuses of over 600 colleges, universities and graduate schools. As enrolled students at their respective schools, our representatives provide us feedback on their peers' needs and lifestyles, allowing us to customize our marketing approach to each campus. Student representatives reach our potential customers and our business clients' potential customers wherever students gather: in classrooms, student organizations, dormitories and fraternities and sororities. We believe using our student representative network, combined with our online capacity, more effectively builds brand awareness and drives more traffic than a traditional national or regional marketing campaign would alone.

STRATEGY

     Our goal is to become the leading online college retailer and provider of marketing services for businesses targeting the college demographic. Our success in selling textbooks online has allowed us to compile our customers' demographics and build a growing customer base that will enable us to sell additional goods and services directly to the student market. Our network of student representatives allows us to market directly to students, both on our own behalf and on behalf of advertisers and other businesses. In pursuing our goal, we use the following strategies:

     Aggressively Build Our Brand. We intend to establish VarsityBooks.com as the leading college-oriented brand through a variety of marketing and promotional techniques, including the use of our student representative network and a national media campaign featuring radio, print, e-mail and online advertisements. We continue to differentiate ourselves based on the reliability, quality and cost-efficiency of our products and services. In addition to focusing on college students, we intend to extend our reach to high school students, primarily through expanding our Partnership program, and graduate students, as well as continue to aggressively market to professors, teaching assistants, dorm resident assistants and parents who influence our ultimate target audience, college students.

     Leverage and Grow Our Network of Student Representatives. We believe that our network of student representatives is a significant competitive advantage. We intend to use our carefully selected, trained and growing network of student representatives to expand awareness of our product offerings and to provide marketing services for other businesses. We believe that our campus presence allows us to customize our marketing strategy and that our peer-to-peer marketing, together with our traditional marketing campaign, enables us to reach college students more effectively than a traditional marketing campaign alone. We intend to continue to devote substantial efforts to building a talented student representative base and to attracting recognized student leaders to our team.

     Expand Marketing Services for Other Companies. We intend to build our growing business of marketing on behalf of other companies to the college demographic. By continuing to develop our online assets - our highly-trafficked Web site, free e-mail, sponsorship programs, and other offerings - we will be able to offer additional Web tools to other companies that are trying to reach this elusive market. We will also continue to develop our student representative network so as to expand our ability to market on a peer-to-peer basis on campus for other businesses as well.

     Capitalize on Our Growing Customer Database. We intend to capitalize on our growing customer database to provide targeted product, service and promotional offerings, both by us and other businesses. We plan to use our customer information and transactional histories to assist us in planning our product and service line expansions. As we broaden our product and service offerings, we will learn more about our customers and will be in a position to become an infomediary, serving both students and the companies that seek to reach them. We believe that by tailoring the marketing of our products and services, we will increase sales through our Web site.

     Add Partnership Schools. We intend to expand our Partnership program to further extend our reach into traditional four-year and community colleges, graduate schools, private high schools that require students to purchase their textbooks, distance learning programs and continuing and professional education programs. We work closely with all participating schools in our Partnership program, providing them with dedicated customer service and support. Through these relationships, we are endorsed as the exclusive new textbook retailer at our Partnership schools. As a result, we gain direct access to their students, enabling us to build brand awareness and market our other products and services.

     Extend the Breadth and Depth of Our Offerings. We intend to capitalize on our brand recognition, college marketing experience and extensive customer base to offer additional products and services. We recently launched our scholarship service, free e-mail, and job and career center. We plan, among other things, to increase our payment options, develop a loyalty program and begin offering services geared to students' needs and interests.

THE VARSITYBOOKS.COM EXPERIENCE

         Our Web site, www.varsitybooks.com, offers several benefits to students including convenience, ease of use and depth of product selection. Key aspects of our Web site include:

     Finding Books. When logging on to our Web site, visitors are presented with several shopping options, including:

          Searching by School. Students can use our customized map to locate their school. Once they find their school, if they attend one of over 400 colleges or universities for which we post booklists, they can link from a list of departments to a list of classes organized by professor and to the specific booklists for the particular courses they are taking. Alternatively, students can search directly by professor or course name. Our customers have the option of placing all the textbooks for a particular class in their shopping cart with a single click or selecting only those titles that interest them.

          Searching for Books. If we have not posted a specific school's booklist, our customers can still easily search for the books they need by author, title, keyword, publisher or ISBN number. Our Web site offers additional book verification for many selections, including pictures of jacket art, editor's name, volume number, table of contents and other identifying characteristics,

          Browsing. Visitors to our Web site may browse our available selections of over 1,500 subject matter categories, such as business and finance, dance and theatre, social sciences and humanities, natural sciences and classic literature. In addition, visitors can also browse pages specifically dedicated to law, business and medical school textbooks, study aids and student travel materials.

     Ordering and Delivery. When our customers are ready to place an order, they can proceed through our shopping cart function directly to our checkout page. We presently accept American Express, Discover, MasterCard and Visa as payment for our products, and we plan to expand the payment options we accept. At our partnership schools, we also accept personal checks and debit student accounts. During the ordering process, we ask our customers for basic information about themselves, which we maintain in our customer database. Once a customer places an order, he or she immediately receives an e-mail that includes a unique order number and confirms that the order has been received and processed. We do not accept orders for out-of-stock items. However through our BookPager option, students can request that we notify them by e-mail for up to 21 days if the desired book becomes available. After the order is shipped, the customer receives a second e-mail that includes a UPS tracking number and a link to a page on our Web site where they can follow their order through the delivery process. We use UPS Second Day Air to take advantage of UPS's guaranteed delivery and to ensure our customers will receive their orders within three business days. For faster delivery, our customers may choose to pay for UPS overnight service.

     Product Selection. In addition to providing students with discounted, easy-to-purchase textbooks, our on line experience includes other products and services that address key needs of today's college students. Our Varsity scholarship program helps students address the escalating costs of higher education. Our free e-mail source makes communication for college students easier. And our career and job center helps college students find full-time and part-time jobs, internships, and study-abroad opportunities.

     Customer Service. We are committed to delivering superior customer service. Our customers can easily access our customer service center at any time during their visits to our Web site. The customer service page of our Web site offers answers to frequently asked questions and enables our customers to ask their own questions through e-mail. We also have a toll-free number that is staffed 24 hours a day, seven days a week. We increase our service center staffing during our peak periods to ensure a fast response time to our customers' queries. We also maintain separate toll-free numbers dedicated to our partnership schools.

     Membership. Anyone who visits our Web site can open a free membership account with VarsityBooks.com by providing basic school-related and other information including shipping and billing addresses. Members can store the products they are considering in their shopping cart until they are ready to make a purchase. Each time they sign on, they have the opportunity to review their shopping cart and determine which items they want to buy. We store their shipping and billing addresses to facilitate easy ordering every time they return to our Web site. We also allow them to view their past purchases and print receipts for their own records. We provide our members with regular newsletters and marketing material via e-mail.

     Find a Job. The find a job section of our site enables a search for full-time and part-time jobs as well as internships. In addition, we provide job interview tips and industry and company information. Also, we offer relocation tools to assist job seekers in evaluating opportunities.

MARKETING

     Our goal is to be the leading online college retailer and provider of marketing services for businesses targeting the college demographic. As such, we believe it is critical that college students are exposed to our Web site, www.varsitybooks.com. Our marketing strategy is designed to increase awareness of the VarsityBooks.com brand name, increase customer traffic to our Web site, build strong brand loyalty, acquire more customers, maximize repeat customers and develop incremental revenue opportunities. We advertise our Web site through our student representatives and through a comprehensive media plan featuring radio, print, e-mail and online banner advertisements. In addition to targeting college students, we market to professors, teaching assistants, dorm resident assistants and parents to have them encourage students to visit our Web site. The marketing services we have developed are as follows:

     - Student Representatives. To penetrate the difficult-to-reach college student market, we have created a network of student representatives, employing over 2,700 as of February 29, 2000. A portion of our full time staff is dedicated to selecting, training, managing and monitoring our growing network of student representatives. We actively scout college campuses to determine names of student leaders on campus. We then recruit and rigorously screen these students for our lead student representative positions. Our lead student representatives are responsible for hiring and managing a campus team consisting of up to fifteen student representatives. We conduct regular training sessions for our lead representatives, during which we teach them about our company, marketing techniques and how to select a student representative team. We provide each lead student representative with a comprehensive marketing kit that they use to market directly to classrooms, student organizations and dormitories, depending on what they consider to be the best method for their campus. We pay our representatives an hourly wage and offer sales-based commissions. We also grant stock options to our lead representatives.

     - Off-line Advertising and Public Relations. We combine the active marketing of our student representatives with a comprehensive media campaign to emphasize our brand and ensure our reach is broad enough to raise awareness among key student influencers such as parents. We engage in a coordinated program of print advertising in college, specialized and general circulation newspapers and magazines as well as a radio advertising campaign in targeted markets. We increase our marketing in the period before classes start and through the prime book buying season. As a result of our own public relations activities, as well as unsolicited invitations, we have been featured in a variety of television shows, newspaper and magazine articles and radio programs including CNN, The New York Times, The Wall Street Journal and National Public Radio.

     - Online Advertising. We place advertisements on other high-profile and high-traffic college-oriented Web sites. These advertisements usually take the form of banners that encourage readers to click through directly to www.varsitybooks.com. In addition, we obtain lists of e-mail addresses of college students who have consented to receive relevant information and send e-mails to these students directing them to our Web site.

     - Awareness Program. We market to college students before the beginning of each school year through awareness programs which target incoming students. We send our student representative teams to freshman orientations, and advertise on the radio at major student summer destinations to reach students on the way back to school.

     - Affiliate Programs. We offer student organizations, such as fraternities, sororities and other clubs, a fundraising opportunity through our affiliate program. Organizations can work with us to market our brand by creating links from their Web site to ours and through direct marketing. We track the customers who reach our Web site through affiliate lines and we pay our affiliates a sales-based commission.

ALLIANCES AND RELATIONSHIPS

     We have arrangements with a number of college-oriented Web sites and other organizations to provide a link to www.varsitybooks.com. We believe this enhances our marketing efforts and allows us to capitalize on the recognition of other noncompeting Web sites:

     AOL's ICQ. We entered into a three-year interactive marketing agreement with AOL's ICQ pursuant to which we are the exclusive college-targeted commerce partner on the ICQ instant messaging service as well as its Web site, www.icq.com. We will act as the exclusive third-party targeted advertiser and a marketer of the ICQ service and ICQ.com on U.S. college campuses. Our exclusivity provisions expire on December 31, 2000, and the agreement itself is scheduled to expire on December 22, 2002 unless earlier terminated because of breach, insolvency, or change of control affecting us.

     Sallie Mae. We entered into both a marketing services agreement and a product promotion agreement with Sallie Mae, Inc., an educational loan delivery organization. Pursuant to the marketing services agreement, Sallie Mae will pay us $2.0 million over the two year term. In exchange, we will customize a marketing plan for Sallie Mae to reach the college market. In addition, we entered into a product promotion agreement with Sallie Mae under which we will pay Sallie Mae referral fees based on a percentage of any revenue generated by its customers during the term of the arrangement. Sallie Mae will promote our products to its customers. Sallie Mae will also actively promote our partnership program to the schools to which it sells and promotes its products. In addition, Sallie Mae will maintain links on its Web site to our Web site and we will be the exclusive textbook retailer on the Sallie Mae site. In exchange, we granted Sallie Mae a warrant to purchase up to 616,863 shares of common stock, which represented 3.5% of our aggregate common stock outstanding and reserved for issuance immediately prior to the completion of our initial public offering, at a price of $10 per share. Of these shares, 352,493 are currently vested and the remaining 264,370 shares will vest over the two year term of the agreement depending on the number of customer transactions and partnership school referrals Sallie Mae delivers during that period. Both of these agreements will expire on February 1, 2002 unless earlier terminated because of breach, insolvency, or change of control affecting us.

     edu.com. We are currently the only online retailer of textbooks for edu.com, a Web site that offers discounts on hardware, software and other products exclusively to students. edu.com verifies that its customers are enrolled at a higher education institution before selling any products. Once students are members of edu.com, they can initiate a textbook search by author, title, ISBN number or keyword directly on the edu.com Web site. Once a search is initiated, the student is linked to a VarsityBooks.com page to continue the shopping and ordering process. The written agreement we have entered into with edu.com is scheduled to expire on August 20, 2000 unless both parties agree to its renewal. The agreement provides that edu.com will receive a percentage of the revenue generated from the co-branded edu.com/VarsityBooks.com Web site.

     Book Tech. We have a partnership with Book Tech, Inc., a custom publisher of digitally printed and copywritten material. Under the agreement, Book Tech provides co-branded course packets, which we offer on our Web site. The written agreement we have entered into with Book Tech is scheduled to expire on June 30, 2000, but will extend automatically for one-year terms unless either party elects not to renew. The agreement provides that Book Tech will receive a percentage of revenue from our sales of books that originated from Book Tech's Web site.

     Kaplan Educational Centers. We have a relationship with Kaplan Educational Centers, under which Kaplan allows us to distribute flyers and market our services in their learning centers. Kaplan is an educational and career service company. We do not have a written agreement with Kaplan Educational Centers.

     JobDirect.com. We have a relationship with JobDirect.com that enables students who visit our Web site to search for part-time and full-time jobs and internships. JobDirect.com is an online database for employers to target, search and find prospective job candidates from the college market. Our agreement with JobDirect.com terminates December 31, 2000, but is subject to cancellation with 60 days written notice.

     As we add other product and service offerings, we plan to enter into similar arrangements to support our growth.

PARTNERSHIP PROGRAM

     As of March 27, 2000, we were the exclusive new textbook supplier for over 30 institutions. At these institutions, which include smaller, traditional four-year colleges, private high schools, distance learning programs and continuing and professional education programs, we work directly with our partners to market our services to their students. By partnering with private high schools, we reach students early, enabling us to extend our brand and establish a customer relationship with students prior to their attending college. Distance learning programs, in particular, represent a growing market that the traditional campus bookstore cannot efficiently serve. According to International Data Corporation, IDC, over 50% of college students have indicated an interest in distance learning, a result, IDC estimates that over 84% of higher education institutions will offer distance learning programs and that the number of students taking such courses will increase by more than 30% per year before 2002.

     Our exclusive relationships generally are for a period of up to four years and automatically renew on a year-to-year basis. For each school that has an intranet, we create and maintain a "virtual" bookstore directly on their site. When students click on the school's "virtual" bookstore, they link directly to a co-branded Web site. Our partner schools receive a share of the revenues their students generate. By taking advantage of the convenience and cost-savings of this program, our partner schools provide a valuable service to their students.

FULFILLMENT

     We fulfill all of our textbook orders through Baker & Taylor, a leading distributor of books, videos and music products with whom we have a series of written agreements, each of which are scheduled to expire on October 1, 2002 with automatic renewal for one year unless either party elects in writing not to renew. The agreements are terminable upon up to 30 days' notice by either party in the event of a default. Under these agreements with Baker & Taylor, we agree to provide Baker & Taylor with our written demand forecasts for each upcoming semester and we agree to use Baker & Taylor as our principal supplier of textbooks and drop-ship and fulfillment services. We pay fees and expenses related to the services Baker & Taylor provides and we purchase products from Baker & Taylor at a discount to the suggested price. In return, Baker & Taylor agrees not to provide drop-ship services to any online textbook retailer serving students at colleges and universities or distance learning programs located in the United States that require students to purchase textbooks, unless the retailer was an existing customer of Baker & Taylor on or prior to June 10, 1998, the date we initially contracted with Baker & Taylor. Our agreements with Baker & Taylor provide us access to and use of an electronic set of data elements from Baker & Taylor's title file database which contains bibliographic records. In addition, under these agreements, Baker & Taylor provides us with promotional, customer service, and database management services.

     As a result of the data access our agreements provide, information on availability of book titles is automatically updated on our Web site on an hourly basis from 8:00 a.m. to 10:00 p.m. eastern standard time based on a direct feed from Baker & Taylor, ensuring our customers receive accurate in-stock Inventory information. Orders placed on our Web site are automatically transmitted to Baker & Taylor within twenty minutes of their receipt. At the Baker & Taylor warehouse currently used for fulfillment, the order is processed, packaged in a VarsityBooks.com branded box and shipped directly to our customers via UPS so that it arrives within three business days of the placement of the order. We extend a convenient return policy to our customers under which returns are shipped directly to Baker & Taylor to expedite processing. Providing Baker & Taylor with our demand forecasts for each semester helps to ensure they maintain an adequate and relevant inventory to meet the demands of our customers.

TECHNOLOGY

     We use an array of site management, search, customer interaction, transaction-processing and fulfillment services and systems using a combination of proprietary technologies and commercially available, licensed technologies. Our strategy is to license commercially available technology whenever possible rather than seek internally developed solutions.

     Our technology environment is designed to provide:

     -    a satisfying customer experience;

     -    consistent system availability and good performance;

     - high security for all transactions, particularly, our customers' commerce transactions;

     -    scalability for continued growth; and

     -    the collection, maintenance and security of valuable information.

     We currently use a Microsoft Windows NT operating system platform and multiple Compaq application servers that house our Web server and search engine applications. These servers are able to handle applications including accepting and validating customer orders, handling multiple shipment methods and accepting, authorizing and charging customer credit cards. In addition, our system maintains ongoing automated e-mail communications with customers throughout the ordering process. These systems entirely automate many routine communications, facilitate management of customer e-mail inquiries and allow customers to, on a self-service basis, check order status and order history, change their personal information and check subscriptions to personal notification services.

     We manage user requests and other traffic using load balancing devices that work across the entire complement of our hardware. This strategy of balancing traffic allows all customers and site users to enjoy favorable response times and other performance measures, regardless of traffic fluctuations. Although we own and maintain our hardware and software systems, GlobalCenter Inc. located in Herndon, Virginia, hosts our two separate server environments and acts as our Internet service provider and we lease the space in which our hardware system resides from GlobalCenter Inc. A group of in-house systems administrators and network engineers and GlobalCenter Inc. personnel monitor and operate our Web site, network operations and transaction-processing systems.

     Our agreement with GlobalCenter Inc. currently provides for service to be provided on an annual basis, subject to renewal. We pay for the space in which our hardware system resides and our Internet access based on our usage, on a monthly basis. We may terminate this agreement on any annual renewal date without penalty.

     We have contracted with Exodus Communications to provide hosting services in the event of a prolonged outage at GlobalCenter Inc. Fail-over capabilities will be manually performed using load-balancing devices that work across multiple hosting facilities.

     We use the Microsoft suite of tools for our development environment, including Site Server Commerce, InterDev and SQL SVR for the database engine. Additionally, we have separate database servers that capture and retain transaction "logs" of all activity that occurs on the site. These log databases can, among other things, trace a transaction from its inception to its completion. Our separate recording database generates and delivers reports and interfaces for our marketing, operations and financial systems.

     We employ SSL data encryption technology to protect credit card data while it is passed from the customer through the site during a purchase transaction. This prevents outside parties from intercepting the customer's credit card data during transaction processing.

COMPETITION

     The e-commerce, e-marketing, and online textbook markets are highly competitive. Since the introduction of e-commerce to the Internet, the number of e-commerce Web sites competing for customers' attention has increased rapidly, and the market for online textbook sales is relatively new, intensely competitive and rapidly changing. We expect future competition to intensify given the relative ease with which new Web sites can be developed. We currently or potentially compete, directly and indirectly, for customers, advertisers and sponsors with the following categories of companies:

     -    traditional new textbook retailers, such as campus bookstores;

     - traditional used college textbook retailers, some of which have or are expected to begin online selling;

     - Internet-based textbook retailers such as bigwords.com, ecampus.com (affiliated with Wallace's Bookstores, Inc.), efollett.com (affiliated with The Follett Corporation) and textbooks.com (affiliated with Barnes & Noble College Bookstores, Inc.);

     - Internet-based general booksellers such as Amazon.com, barnesandnoble.com and Borders.com;

     - college market-focused companies such as Student Advantage and Youthstream;

     - general purpose consumer online services such as America Online and Microsoft Network, each of which provides access to student-related content and services;

     - vendors of college student information, merchandise, products and services distributed through other means, including retail stores, direct mail and schools; and

     - Web sites targeted to students generally or to students of a particular school, such as Web sites developed by Snowball, College Club, CommonPlaces and Student.Net Publishing.

     Part of our strategy is to offer additional products and services. For many of these products and services, there are already other traditional and online retailers offering these products.

     We believe that the principal competitive factors in attracting and retaining student customers are:

     -    convenience;

     -    discount pricing;

     -    selection of available products;

     -    customer service;

     -    quality of content and navigability tools;

     -    brand recognition; and

     -    reliability and speed of fulfillment.

     Our success will depend heavily upon our ability to provide a compelling and satisfying shopping experience and advertising environment, as well as our continued ability to attract and retain experienced personnel.

INTELLECTUAL PROPERTY

     We regard our trademarks, service marks, trade dress, copyrights, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, sponsors and others to protect our proprietary rights. We have applied to register VarsityBooks.com as a service mark with the United States Patent and Trademark Office. This application was approved for publication by the Trademark Office on January 6, 2000. If no oppositions are filed against our application, it will be "allowed" and we will file evidence of use and be issued a registration.

     We may be required to obtain licenses from others to refine, develop, market and deliver new products and services. There can be no assurance that we will be able to obtain any such license on commercially reasonable terms or at all, or that rights granted pursuant to any licenses will be valid and enforceable.

     Domain names are the user's Internet "address." Domain names have been the subject of significant trademark litigation in the United States. Domain names derive value from the individual's ability to remember such names, therefore there can be no assurance that our domain name will not lose its value if, for example, users begin to rely on mechanisms other than domain names to access online resources.

GOVERNMENT REGULATION

     Internet Regulation in General. There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted relating to issues such as to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws such as those governing intellectual property ownership and infringement, privacy, libel, copyright, trade mark, trade secret, obscenity, personal privacy, taxation and the regulation of the sale of other specified goods and services apply to the Internet. The requirement that we comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our Internet-based services, increase our cost of doing business or otherwise materially harm our business.

     Privacy Concerns. Federal, state and foreign governments have enacted or may enact laws or consider regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. Such regulations may include requirements that companies establish procedures to:

     - give adequate notice to consumers regarding information collection and disclosure practices;

     - provide consumers with the ability to have personal identifying information deleted from a company's data;

     - provide consumers with access to their personal information and with the ability to rectify inaccurate information;

     - clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company's Web site;

     - obtain express parental consent prior to collecting and using personal identifying information obtained from children; and

     -    the Federal Children's Online Privacy Act.

     Such regulation may also include enforcement and redress provisions. While we have implemented programs designed to enhance the protection of the privacy of our users, including children, there can be no assurance that such programs will conform with applicable laws or regulations. Moreover, even in the absence of such regulations, the Federal Trade Commission has begun investigations into the privacy practices of companies that collect information on the Internet. One such investigation has resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the privacy safeguards described above. We may become subject to such an investigation, or the FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on the our ability to provide highly targeted opportunities for advertisers and e-commerce marketers. Any such developments could harm our business.

     It is also possible that "cookies" may become subject to laws limiting or prohibiting their use. The term "cookies" refers to information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, and which is used to track demographic information and to target advertising. Some of the currently available Internet browsers allow users to modify their browser settings to remove cookies or prevent cookies from being stored on their hard drives. In addition, a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of the use of cookies could limit the effectiveness of our targeting of advertisements, which could harm our ability to generate advertising revenue.

     We currently obtain and retain personal information about our Web site users with their consent. We have a stringent privacy policy covering this information. However, if third persons were able to penetrate our network security and gain access to, or otherwise misappropriate, our users' personal information, we could be subject to liability. Such liability could include claims for misuses of personal information, such as for unauthorized marketing purposes or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources.

     Data Protection. Legislation pending in Congress, if passed, would afford broader rights to owners of databases of information, such as stock quotes and sports scores. Such protection already exists in the European Union. If enacted, this legislation could result in an increase in the price of services that provide data to Web sites. In addition, such legislation could create potential liability for unauthorized use of such data.

     Internet Taxation. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and some states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium, due to expire in October 2001, on state and local taxes on Internet access or on discriminatory taxes on e-commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

     Jurisdiction. Due to the global reach of the Internet, it is possible that, although our transmissions over the Internet originate primarily in the Commonwealth of Virginia, the governments of other states and foreign countries might attempt to regulate Internet activity and our transmissions or take action against us for violations of their laws.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE AN INVESTMENT IN OUR COMPANY.

     We were founded in December 1997 and began selling textbooks on our Web site in August 1998. Due to the college calendar and the seasonality of textbook sales, our peak selling periods are currently in August/September and January/February, when new semesters begin and students purchase textbooks.
As a new company, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks and uncertainties that an early stage company like ours faces. If we are unsuccessful in addressing these risks and uncertainties or are unable to execute our strategy, our business would be harmed.

WE HAVE NOT BEEN PROFITABLE, HAVE GENERATED NEGATIVE CASH FLOWS AND WE EXPECT OUR LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE.

     We have never been profitable. We base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues do not materialize or grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve profitability or positive cash flows. For the year ended December 31, 1998, we incurred a loss from operations of approximately $2.7 million and had negative cash flows from operations of approximately $1.2 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and had negative cash flows from operations of approximately $29.4 million. As of December 31, 1999, we had an accumulated deficit of approximately $34.2 million. We expect to continue to lose money and generate negative cash flows from operations in the foreseeable future because we anticipate incurring significant expenses in connection with building our brand, improving our services and increasing our product offerings. We may find it necessary to accelerate expenditures relating to our marketing and sales efforts, or otherwise to increase our financial commitment to creating and maintaining brand awareness among college students, particularly during and immediately prior to our peak seasons. In addition, we may find it necessary to accelerate expenditures to further develop our Web site and information technology. If we accelerate these expenditures and our revenues do not increase proportionately, our rate of losses and negative cash flows would increase.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW OUR BUSINESS AND ANY ADDITIONAL FINANCING MAY BE ON TERMS ADVERSE TO YOUR INTERESTS.

     We intend to continue to grow our business. We currently anticipate that our available funds, together with our line of credit, will be sufficient to meet our anticipated needs for the next twelve months. We expect to continue to lose money and generate negative cash flows from operations for the foreseeable future. We may need to raise additional funds in the future to fund more aggressive marketing programs, to acquire or develop new technology, to increase our staff to meet operational demands, to introduce new products or services or to acquire complementary businesses or services or intellectual property rights. Any required additional financing may be unavailable on terms favorable to us or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest and such securities may have rights senior to those of the holders of our common stock. Obtaining additional financing will be subject to a number of factors, including:

     -    market and economic conditions;

     -    our financial condition and operating performance; and

     -    investor sentiment.

     These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. Currently, companies that are considered primarily on-line retailers are not perceived well by the market. If additional financing is not available when required or is not available on acceptable terms, we may be unable to:

     -    fund our expansion;

     -    successfully promote our brand name;

     -    develop or enhance our products and services;

     - develop or purchase new servers, software and other technology to enable us to process increased transactions and service increased traffic on our Web site;

     - attract and retain the appropriate talent and a sufficient number of employees to handle our increasing operations; and

     - take advantage of business opportunities or respond to competitive pressures.

OUR BUSINESS AND REVENUE MODEL IS UNPROVEN.

     Our ability to generate significant revenues and profits from the sale of textbooks and other products and services we may offer in the future is uncertain. To be successful, we must attract and retain a significant number of customers to our Web site at a reasonable cost. Any significant shortfall in the expected number of purchases occurring through our Web site will negatively affect our financial results by increasing or prolonging operating losses and negative cash flows. Conversion of customers from traditional shopping methods to electronic shopping may not occur as rapidly as we expect, if at all. Therefore, we may not achieve the customer traffic we believe is necessary to become successful. Specific factors which could prevent widespread customer acceptance of our business and our ability to increase revenues include:

     -    lack of consumer awareness of our online presence;

     -    pricing that does not meet consumer expectations;

     -    consumer concerns about the security of online transactions;

     - shipping charges, which do not apply to shopping at traditional retail stores and are not always charged by some of our online competitors;

     - delivery time associated with online orders, as compared to the immediate receipt of products at traditional retail stores;

     - product damage from shipping or shipments of the wrong products, which may result in a failure to establish trust in purchasing our products online;

     - delays in responses to consumer inquiries or in deliveries to consumers; and

     -    difficulty in returning or exchanging orders.

     We rely on our student representatives as a marketing channel for www.varsitybooks.com. The employment of these representatives increases our expenses, which will make it more difficult for us to achieve profitability and positive cash flows. In addition, our ability to generate revenues through the sale of online advertising and the use of our network of student representatives by other businesses to market their goods and services will depend, in part, on our ability to reach students with demographic characteristics attractive to advertisers and other businesses.

WE MAY NOT BE ABLE TO ATTRACT BUSINESSES INTERESTED IN USING OUR SERVICES TO MARKET TO COLLEGE STUDENTS.

     Although we do not currently derive a substantial portion of our revenues from allowing other businesses to reach the college market through our network of student representatives, our business model depends in part on increasing the amount of such revenue. We cannot be certain we will be able to attract businesses interested in using our marketing services. If we cannot attract these businesses, our business could be harmed.


YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. We expect to experience seasonality in our business related to the college calendar and the corresponding demand for textbooks and educational materials. Sales in the textbook industry traditionally are significantly higher in the first and third calendar quarters of each year compared with the second and fourth calendar quarters. We have begun to offer additional services and may offer additional products through our Web site. We cannot be sure that we will be able to generate significant sales of any product other than new textbooks or generate revenues from additional services or that such sales or revenues will not occur with textbook sales or in their own seasonal pattern and, as a result, we may continue to experience such fluctuations in operating results. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on sequential quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

     - seasonal trends in the textbook industry and in the buying habits of college students;

     - our ability to manage or influence inventory and fulfillment operations;

     -    the level of merchandise returns we experience;

     - our ability to attract new customers, retain existing customers and maintain customer satisfaction;

     - introduction of new products and services or enhancements, or a change in pricing policies, by us or our competitors, or a change in pricing policy by our sole fulfillment source;

     - changes in the amount and timing of expenditures related to marketing, booklist operations, information technology and other operating expenses to support future growth;

     - technical difficulties or system downtime affecting the Internet generally or the operation of our Web site specifically;

     - increasing consumer acceptance and use of the Internet and other online services for the purchase of consumer products;

     - potential acquisitions or strategic alliances either by us or our competitors; and

     - general economic conditions and economic conditions specific to the Internet, online commerce and the book industry.

     As a result of the seasonal fluctuations and because the online sale of college textbooks and online selling in general is new and it is difficult to predict consumer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, it is likely that the price of our stock would decline.

WE RELY ON ONE SUPPLIER TO MEET OUR FULFILLMENT DEMANDS.

     We depend on Baker & Taylor, Inc. as our current sole supplier of the textbooks we offer. Our relationship with Baker & Taylor is critical to our success. If we were unable to rely on them for inventory maintenance and shipping services, our business would be materially harmed.

     We do not warehouse any of our own inventory, so we rely on Baker & Taylor to maintain an adequate inventory and rapidly fill our customers' orders. We are able to sell textbooks at reduced prices in part because we do not maintain our own inventory. Prices we pay for promotional, customer service and database management services and credits that we receive from Baker & Taylor are currently based on volume and average cost requirements. Failure to meet these benchmarks could increase our costs. If they do not maintain sufficient inventory, or if they are unable to deliver the specific books our customers order or deliver these books in a timely fashion, we would not be able to meet our obligations to our customers, our revenues would decrease and we would likely experience a reduction in the value of our brand. Baker & Taylor fills orders for a number of textbook retailers. Baker & Taylor has advised us that it fills all the orders it receives on a first-come, first-served basis without providing preferential treatment for us or any of our competitors. If other Baker & Taylor customer orders depleted Baker & Taylor's inventory, and Baker & Taylor was unable to quickly replenish its inventory, our orders would not be processed or filled in a timely manner. If our relationship with Baker & Taylor is disrupted or does not continue for any reason and we are unable to establish a comparable vendor relationship or open our own warehouse before the Baker & Taylor relationship discontinues, we would not be able to fulfill our customers' orders. We cannot be certain that we would be able to establish new vendor relationships to ensure acquisition and distribution of textbooks in a timely and efficient manner or on acceptable commercial terms. In such event, we may determine that we need to maintain inventory, establish warehouse facilities and provide distribution services, which would require us to change our business model. In addition, approximately 22% of the books we purchased from Baker & Taylor in 1999 were supplied by a single publisher. If Baker & Taylor's relationship with this publisher is disrupted or discontinued, our business would be harmed.

     We benefit from the shipping discounts offered to Baker & Taylor by United Parcel Service and we rely on UPS and other third party carriers for all shipments to and from Baker & Taylor. If Baker & Taylor's relationship with UPS is discontinued or disrupted for any reason, we cannot be certain we would be able to affordably obtain comparable delivery services and might not be able to deliver textbooks to our customers within our goal of three business days. In addition, because we rely on third party carriers to ship products to and from the single Baker & Taylor warehouse that our fulfillment is currently conducted from, we are subject to the risks, including employee strikes and inclement weather, that may prevent such third parties from meeting our fulfillment and delivery needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, our brand and our business.

WE WILL BE REQUIRED TO RECORD SIGNIFICANT EXPENSE BECAUSE OF TARGETS SET FORTH IN OUR AGREEMENTS WITH THIRD PARTIES.

     In December 1999, we granted AOL a warrant to purchase 493,246 shares of our common stock with an exercise price equal to the initial public offering price in this offering. In addition, in January and February 2000, we granted AOL additional warrants to purchase an aggregate of 35,492 shares of our common stock. Of the aggregate 528,738 shares subject to purchase under these warrants, 176,245 will be immediately exercisable and the remaining 352,493 shares will vest over the next three years based on ICQ's performance under our interactive marketing agreement. We believe that ICQ will be able to meet the criteria needed to allow AOL to exercise the performance based portion of the warrants. As a result, we will begin to recorded an expense for these warrants from the date of issuance. Initially, we recorded a deferred charge during the year ended December 31, 1999 equal to $1.2 million, which was the fair value of the vested portion of the warrant issued in December on the date of issuance. The deferred charge will be amortized on a straight-line basis over the three-year life of the agreement. Expense of approximately $15,400 was recognized during the year ended December 31, 1999.

     In addition, in February 2000 we granted to Sallie Mae warrants to purchase an aggregate of 616,863 shares of our common stock with an exercise price of $10 per share. Of these shares, 352,493 will be immediately exercisable and the remaining 264,370 shares will vest over the next two years based on Sallie Mae's performance under our product promotion agreement. We believe that Sallie Mae will be able to meet the criteria needed to allow it to exercise the performance based warrants. As a result, we will begin to record an expense for the warrants from the date of issuance. Initially, we recorded a deferred charge during the quarter ending March 31, 2000 of approximately $2.6 million, which was the fair value of the vested portion of the warrant on the date of issuance. The deferred charge will be amortized on a straight-line basis over the two-year life of the agreement.

     Going forward, during the period of time that either the AOL and Sallie Mae warrants are outstanding, the fair value of the unvested portion of the warrants will be remeasured each quarter and, if different from the fair value used in determining the expense in the prior quarter, the difference will be reflected as an additional charge or credit at that time. Accordingly, the higher our stock price is at the time of remeasurement, the more significant will be the non-cash charge we will be required to record. If we are required to record significant expense, our results of operations for that period could fall below the expectations of our investors or public market analysts, which could cause the price of our common stock to fall substantially. At the time any portion of either of the warrants vests, the fair value of the vested portion will be remeasured for a final time and will not continue to be remeasured in subsequent periods.

     In April 1999, we entered into an agreement with Campus Pipeline under which a warrant to purchase 25,000 shares of our common stock with an exercise price of $6.00 per share was issued which will be exercisable upon the achievement of contractual revenues of $30.0 million on or before December 31, 2000, with an additional warrant for 50,000 shares of our common stock with an exercise price of $6.00 per share which will be exercisable if contractual revenues equal or exceed $80.0 million on or before July 31, 2001. Since the exercisability of these warrants is based on the achievement of uncertain future revenue targets, we have not recorded any expense for these warrants. If and when it becomes probable that our contractual revenues will reach the necessary level for either of the warrants we issued to Campus Pipeline to vest, we would begin to record an expense in the manner described above.

FAILURE TO COST-EFFECTIVELY DEVELOP AWARENESS OF OUR BRAND NAME COULD HARM OUR FUTURE SUCCESS.

     We believe that continuing to build awareness of the "VarsityBooks.com" brand name is critical to achieving widespread acceptance of our business. We believe brand recognition could become more important as competition in the online textbook market increases. If we fail to successfully promote and maintain our brand, incur significant expenses in promoting our brand or fail to generate a corresponding increase in revenue as a result of our branding efforts, our business could be harmed. To maintain and build our brand awareness, we must succeed in our brand marketing efforts, provide high-quality services to our customers and increase user traffic on our Web site. These efforts have required, and will continue to require, significant expenses. From January 1, 1998 to December 31, 1998, we incurred approximately $589,000 in marketing and sales expenses. From January 1, 1999 to December 31, 1999, we incurred approximately $20.8 million in marketing and sales expenses. We may find it necessary to increase expenditures relating to our marketing and sales efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers.

WE DEPEND ON OUR NETWORK OF STUDENT REPRESENTATIVES TO GENERATE AWARENESS OF OUR BRAND.

 We depend on our network of student representatives to create awareness of our brand and to drive traffic to our Web site. Our student representatives are generally not experienced marketing people and we anticipate turnover due to graduation and normal attrition. We cannot be certain that we will continue to be able to attract, train and retain qualified student representatives. Our sales and our ability to reach students at any institution may fluctuate from year-to-year based on the efforts of our student representatives on their particular campus. If our student representatives are unable to generate interest on their campuses, our sales and our ability to reach students at those institutions will likely neither materialize nor increase. Our student representatives at each campus must comply with the specific rules governing marketing on their individual campus. It is possible that these rules will restrict their ability to market our products and services or those of other businesses or that these rules will become more strict and thereby limit our marketing opportunities.

WE FACE SIGNIFICANT COMPETITION, AND THAT COMPETITION MAY INCREASE SUBSTANTIALLY BECAUSE OF THE LOW BARRIERS TO MARKET ENTRY.

     The e-commerce, e-marketing and online text book markets, are new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. We currently compete with a variety of other companies in the sale of textbooks, and if we are able to add other product or service offerings we will have additional competition in those markets. Our current and potential competition includes the following categories of companies:

     -    traditional new textbook retailers, such as campus bookstores;

     - traditional used college textbook retailers, some of which have or are expected to begin online selling;

     - Internet-based textbook retailers such as bigwords.com, ecampus.com (affiliated with Wallace's Bookstores, Inc.), efollett.com (affiliated with The Follett Corporation) and textbooks.com (affiliated with Barnes & Noble College Bookstores, Inc.);

     - Internet-based general booksellers such as Amazon.com, barnesandnoble.com and Borders.com;

     - college market focused companies such as Student Advantage and Youthstream;

     - general purpose consumer online services such as America Online and Microsoft Network, each of which provides access to college student-related content and services;

     - vendors of information, merchandise, products and services to college students distributed through other means, including retail stores, direct mail and on campus; and

     - Web sites targeted to students generally or to students of a particular school, such as Web sites developed by Snowball, CollegeClub, CommonPlaces and Student.Net Publishing.

     We are not able to reliably estimate the number of our direct competitors. Many of our current and potential competitors have longer general retail operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technological, operational and other resources than we do. Some of our competitors may be able to secure textbooks from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing, shipping policies or inventory availability policies and devote substantially more resources to Web site and systems development than we can. As competition increases, we may experience reduced operating margins, loss of market share and a diminished brand franchise. To remain competitive, we may from time to time make pricing, service or marketing decisions or acquisitions that could affect our financial condition and results of operations. It is possible that our supply channel (distributors and, indirectly, publishers) may enter the market and match our pricing through direct retail centers or that either or both our supply channel and traditional college bookstores may enter the online commerce market as our competitors. It is also possible that companies that control access to transactions through network access or Web browsers could promote our competitors or charge us a substantial fee for inclusion. As Internet use becomes increasingly prevalent, it is possible that the full text of books we offer for sale will be available for viewing on the Web or on other electronic devices such as virtual textbooks. If virtual textbooks become a reality and students rely on them in lieu of purchasing hard copies of textbooks, our business may decline.

WE ARE SUBJECT TO LITIGATION THAT MAY FORCE US TO CHANGE OUR ADVERTISING.

     We have recently been sued by the National Association of College Stores, or N.A.C.S., a trade association whose members are largely college bookstores. The lawsuit claims that we engage in false and misleading advertising. Although the lawsuit does not seek monetary damages, in the event the lawsuit were adversely decided, we may have to change our advertising. Our inability to advertise discounts could harm our business. In addition, to the extent the litigation requires significant attention from management, their attention could be diverted from our operations.

WE MAY NOT BE ABLE TO OBTAIN LISTS OF THE TEXTBOOKS REQUIRED FOR CLASSES AT OUR TARGET SCHOOLS.

     We obtain the prescribed reading lists for classes at colleges and universities and post these "booklists" on our Web site to enable customers to easily find the textbooks they will need and, if they choose, order their textbooks before classes start. We may not be able to obtain these booklists in the future or our competitors may obtain and post booklists. If we cannot obtain and post booklists in advance of the start of a semester, or if our competitors are able to do so, we will lose a significant competitive advantage and our business may be harmed.

WE DEPEND ON SEVERAL MARKETING STRATEGIES TO ATTRACT USERS TO OUR WEB SITE.

     In addition to our student representatives, we rely on a variety of marketing and sales relationships to attract users to our Web site. We obtain and post the booklists for a growing number of college and university courses, enabling us to plan for anticipated demand. We also offer a partnership program, under which we partner with schools to be their exclusive new textbook retailer. In addition, we enter into agreements with other college-oriented Web sites to provide a link from their Web site to ours. We believe that these relationships result in increased traffic to our Web site, and we intend to enter into similar relationships with other entities, which we expect to generate increased traffic to our Web site. Our ability to generate revenues from online commerce may depend on the increased traffic, purchases, advertising and sponsorships that we expect to generate through these and other relationships. There can be no assurance that these relationships will be maintained beyond their initial terms or that additional third-party alliances will be available to us on acceptable terms or at all. Further, several of these entities compete with each other and they may seek a similar relationship with one of our competitors rather than us to differentiate themselves from their competitors. Our inability to enter into new, and to maintain any one or more of our existing, significant marketing alliances could harm our business.

LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL OR THE INABILITY OF OUR KEY MANAGEMENT PERSONNEL TO WORK TOGETHER EFFECTIVELY OR SUCCESSFULLY MANAGE OUR GROWTH COULD NEGATIVELY AFFECT OUR BUSINESS.

     Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Eric J. Kuhn, our co-founder, Chief Executive Officer, President and Chairman of the Board. We have entered into an agreement with Mr. Kuhn which provides, among other things, that he be compensated in the event he is terminated without cause. We have not entered into similar agreements with any other personnel. Nonetheless, the loss or departure of any of our executive officers or key employees could harm our ability to implement our business plan. We do not maintain key person insurance on any member of our management team. In addition, a number of members of our management team have joined us within the last year. These individuals have not previously worked together and are becoming integrated into our management team. They may not be able to work together effectively or successfully manage our growth, resulting in adverse consequences to our business.

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO SUCCESSFULLY HIRE AND RETAIN KEY PERSONNEL.

     Our future success depends on our ability to attract, train, motivate and retain highly skilled employees and student representatives. We may be unable to retain our key employees and student representatives or attract, assimilate or retain other highly qualified employees or student representatives in the future. The failure to attract and retain the necessary managerial, marketing, merchandising, operational, customer service, technical, financial or administrative personnel could harm our business. In addition, as we grow and add additional product and service offerings, we anticipate a need to further develop and expand our Web site. Competition for highly skilled and qualified Web site and software developers is intense. We cannot be certain we will be able to attract and retain a sufficient number of qualified software developers or outside consultants for our Web site and transaction-processing systems.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

     We are experiencing a period of rapid growth. To execute our business plan, we must continue to grow significantly. As of January 31, 1999, we had a total of 20 employees and approximately 300 student representatives and, as of February 29, 2000, we had approximately 200 employees and over 2,700 student representatives. We expect that we will continue to increase the number of our employees and student representatives for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management, training systems, resources and facilities. Our inability to expand and effectively integrate these areas could cause our expenses to grow and our revenues to increase more slowly than expected or decline and could otherwise harm our business. We expect that we will need to continue to improve our financial and managerial controls and reporting and training systems and procedures. We will also need to continue to expand and maintain close coordination among our marketing and sales, operational, technical, accounting, finance and administrative organizations. We may not succeed with these efforts.

EXPANDING THE BREADTH AND DEPTH OF OUR PRODUCT OR SERVICE OFFERINGS IS EXPENSIVE AND DIFFICULT, AND WE MAY RECEIVE NO BENEFIT FROM OUR EXPANSIONS.

     We are expanding our operations by promoting new, complementary products, expanding the breadth and depth of products and services we currently offer and expanding our market presence through relationships with new schools and other third parties. We cannot be certain that our current expansion and any potential expansion would generate sufficient revenues to offset the costs involved. Moreover, we may pursue the acquisition of new or complementary businesses, products or technologies or other intellectual property rights, although we have no present understandings, commitments or agreements with respect to any such acquisitions. Expansion of our products and services will require significant additional expenditures and could strain our management, financial and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new partners, manufacturers or distributors or comply with new regulations. We cannot be certain we will be able to expand our product and service offerings in a cost-effective or timely manner, and we cannot be certain that any such efforts would receive market acceptance or increase our overall market acceptance. The offering of new products and services that are not favorably received by our customers could damage our reputation and brand name. In addition, we may not be able to offer additional products or services. If we are able to do so, we may not be able to offer these products or services before our competition. For many of these products and services, there are already other traditional and online retailers offering these products and we may not be able to change our customers' purchasing habits.

WE WILL ONLY BE ABLE TO EXECUTE THE ONLINE RETAIL ASPECT OF OUR BUSINESS MODEL IF USE OF THE INTERNET AND ONLINE COMMERCE GROWS.

     Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for any of the following reasons:

     - the Internet infrastructure may be unable to support increased demand or its performance and reliability may decline as usage grows;

     - the inability of Web sites to provide security and authentication of confidential information contained in transmissions over the Internet;

     - the quality of Internet products and services may not continue to generate user interest;

     - online commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing;

     - increased government regulation or taxation of online commerce, at the state or federal level, may adversely affect the viability of online commerce;

     - insufficient availability of telecommunication services or changes in telecommunication services may result in slower response times; and

     - Web sites may not have the ability to respond to privacy concerns of potential users, including concerns related to the placement by Web sites of information on a user's hard drive without the user's knowledge or consent.

IF WE ARE UNABLE TO ADAPT AS INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS CONTINUE TO EVOLVE, OUR SERVICES AND PRODUCTS COULD BECOME LESS DESIRABLE.

     A key element of our strategy is to generate a high volume of traffic to, and use of, our Web site. Accordingly, the satisfactory performance, reliability and availability of our Web site, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. An unanticipated dramatic increase in the volume of traffic on our Web site or the number of orders placed by our customers may force us to expand and upgrade our technology, transaction-processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Web site or timely expand and upgrade our systems and infrastructure to accommodate such increases. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used in our Internet products and services and introducing new technology to address the changing needs of our business and customers. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or business and customer requirements, our business could be harmed.

AS AN INTERNET-BASED RETAILER, WE DEPEND HEAVILY ON OUR INFORMATION TECHNOLOGY INFRASTRUCTURE AND OUR OPERATIONS COULD BE JEOPARDIZED BY ANY SYSTEM FAILURE OR INADEQUACY.

     Our operations are dependent on our ability to maintain our computer and communications software and equipment in effective working order and to protect our systems against damage from fire, natural disaster, power loss, communications failure or similar events. In addition, the growth of our customer base may strain or exceed the capacity of our computer and communications systems and lead to degradations in performance or systems failure. Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We use an internally developed system for our Web site, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping.

     Substantially all of our computer and communications hardware and software systems are located at a single facility in Herndon, Virginia. That facility is owned, maintained and serviced by GlobalCenter Inc. Although we own and maintain our hardware and software systems, including the software which is central to the sales, ordering and shipping processes, we rely on GlobalCenter Inc. to ensure our computer and communications hardware and software operate efficiently and continuously. Although we have entered into an agreement with Exodus Communication to operate our system in the event of a prolonged outage of GlobalCenter Inc., we do not presently have fully redundant systems or a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Any damage, failure or delay that causes interruptions in our system operations could have a material adverse effect on our business.

     In addition to our offsite software and hardware related to our Web site, at our headquarters we maintain a local area network, or LAN, which we use for our financial reporting systems, customer service operations, monitoring of our customer orders, e-mails and other internal processes. Any loss of service or other failure of this LAN, regardless of the availability of our Web site, would significantly impair our ability to service our customers and monitor and fulfill customer orders, which could have a material adverse effect on our business.

     The failure of either our Web site or our LAN or any other systems interruptions that results in unavailability of our Web site or reduced order fulfillment performance, especially during our peak sales periods of August/September and January/February, could result in negative publicity or could reduce the volume of goods sold and attractiveness of our Web site and would seriously impair our ability to service our customers' orders, all of which could negatively affect our revenues. Because our servers are located at a third-party's facility and because some of the reasons for a systems interruption may be outside of our control, we also may not be able to exercise sufficient control to remedy the problem quickly or at all. Regardless of whether we or a third-party controls or creates system failure, the occurrence of system failure could adversely affect our reputation, seriously harm our business and cause us to lose a significant and disproportionate amount of revenues.

CONCERNS ABOUT SECURITY ON THE INTERNET MAY REDUCE THE USE OF OUR WEB SITE AND IMPEDE OUR GROWTH.

     A significant barrier to confidential communications over the Internet has been the need for security. We rely on SSL encryption technology to prevent the misappropriation of customer credit card data during the transaction process. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions could reduce our collections and harm our business. Internet usage could decline if any well-publicized compromise of security occurred. Our site could be particularly affected by any such breach because our online commerce model requires the entry of confidential customer ordering, purchasing and delivery data over the Internet, and we maintain a database of this historical customer information. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a medium for commerce. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our Web site or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer or company information or cause interruptions in our operations. We may incur significant costs to protect against the threat of such security breaches or to alleviate problems caused by these breaches.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our online services and limit the growth of our revenues. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

     -    sales and other taxes;

     -    user privacy;

     -    pricing controls;

     -    characteristics and quality of products and services;

     -    consumer protection;

     -    libel and defamation;

     -    copyright, trademark and patent infringement; and

     -    other claims based on the nature and content of Internet materials.

WE MAY BE UNABLE TO OBTAIN A UNITED STATES TRADEMARK REGISTRATION FOR OUR BRAND OR TO PROTECT OUR OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.


     Our application to register the mark VarsityBooks.com has been approved for publication by the Trademark Office. After the application is published, it will be open to opposition by third parties for a period of 30 days. If we are unable to secure the right to use the VarsityBooks.com mark and related derivative marks, a key element of our strategy of promoting "VarsityBooks.com" as our brand could be disrupted and, as a result, the value of your investment could be reduced. Even if we are able to secure federal trademark registration for the mark VarsityBooks.com, federal trademark laws only provide us with limited protection because, for example, we would be unable to prevent the use of an unregistered similar mark by a prior user or to prevent the use of a similar name in our markets or similar mark for products and services we would like to offer.

     The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our revenues and the value of your investment could be reduced. The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we may market our services in the future may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE AND, IF WE ARE NOT SUCCESSFUL, COULD SUBJECT US TO SIGNIFICANT DAMAGES AND DISRUPT OUR BUSINESS.

     We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the market. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

AS INTERNET TECHNOLOGY AND REGULATION ADVANCES, WE MAY NOT BE ABLE TO PROTECT OUR DOMAIN NAMES.

     We currently hold various Web domain names relating to our brand, including the "VarsityBooks.com" domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the generic category of domain names (i.e., .com,
 .net and .org) is now controlled by a non-profit corporation, which may create additional top-level domains. Requirements for holding domain names have also been affected. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could harm our business.

SOME STATES MAY IMPOSE A NEW SALES TAX ON OUR BUSINESS.

     A 1992 Supreme Court decision confirmed that the commerce clause of the United States Constitution prevents a state from requiring the collection of its sales and use tax by a mail-order company unless such company has a physical presence in the state. However there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. We attempt to conduct our operations consistent with our interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged. In recent challenges, various states have sought to require companies to begin collection of sales and use taxes and/or pay taxes from previous sales. As of the date of this form, although we have not received assessments from any state, we have received inquiries from two states regarding our activity in their states. We currently collect and forward sales tax on all shipments to Illinois and the District of Columbia. The Supreme Court decision also established that Congress has the power to enact legislation which would permit states to require collection of sales and use taxes by mail-order companies. Congress has from time to time considered proposals for such legislation. We anticipate that any legislative change, if adopted, would be applied on a prospective basis. While there is no case law on the issue, we believe that this analysis could also apply to our online business. Recently, several states and local jurisdictions have expressed an interest in taxing e-commerce companies who do not have any contacts with their jurisdictions other than selling products online to customers in such jurisdictions. The Internet Tax Freedom Act imposed a moratorium on new taxes or levies on e-commerce for a three-year period due to expire in October 2001. However, there is a possibility that Congress may not renew this legislation. Any such taxes could have an adverse effect on online commerce, including our business.

OUR EXECUTIVE OFFICERS, DIRECTORS AND EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS, HAVE THE ABILITY TO EXERCISE SIGNIFICANT CONTROL OVER US.

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 52.0% of our outstanding common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions and the power to prevent or cause a change of control. The interests of these stockholders may differ from the interests of our other stockholders.

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS, AND INVESTORS IN OUR STOCK MAY NOT BE ABLE TO RESELL THEIR SHARES AT OR ABOVE THE PRICE YOU PAID TO PURCHASE SHARES OF OUR STOCK.

     Prior to February 15, 2000 there was not a public market for our common stock and an active public market for our common stock may not develop or be sustained. We cannot predict the extent to which investors' interest in us will lead to the development of a trading market or how liquid the market might become. The stock market in general and the market prices of shares in newly public technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies stocks are at or near historical highs and reflect price to earnings or revenue ratios substantially above historical levels. We cannot be certain that these trading prices or price to earnings or revenue ratios will be sustained. The market price of our common stock could continue to be highly volatile and subject to wide fluctuations in response to many factors which are largely beyond our control. These factors include:

     -    quarterly variations in our results of operations;

     -    adverse business developments;

     -    changes in financial estimates by securities analysts;

     -    investor perception of us and online retailing services in general;

     -    announcements by our competitors of new products and services; and

     - general economic conditions both in the United States and in foreign countries.

     Fluctuations in our common stock's price may affect our visibility and credibility in our market. In the event of fluctuations in the market price of our common stock, you may be unable to resell your shares at or above the price you paid.

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

     Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management's attention that could cause our business to be harmed.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

     We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Current stockholders who, in the aggregate, hold approximately 11,500,000 shares of our outstanding common stock; AOL, which holds warrants for the purchase of up to 528,738 shares of common stock; and Sallie Mae, which holds warrants for the purchase of up to 616,863 shares of common stock, have the right to require us to register their shares for sale or participate in future registrations of our common stock. In addition, the holders of contingent warrants to purchase up to 75,000 shares of our common stock have the right to participate in future registrations of our common stock if the warrants become exercisable and are exercised. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY AND THIS COULD DEPRESS OUR STOCK PRICE.

     Delaware corporate law and our amended and restated certificate of incorporation and our by-laws contain provisions that could have the effect of delaying, deferring or preventing a change in control of VarsityBooks.com or a change of our management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include those which:

     - authorize the issuance of "blank check" preferred stock, which is preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

     - provide for a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

     -    prohibit stockholder action by written consent; and

     - establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

EMPLOYEES

     As of February 29, 2000, we had approximately 200 employees and over 2,700 student representatives, including over 600 lead student representatives. Each semester our lead student representatives recruit up to 15 representatives each to work on their campus teams. We hire temporary employees, particularly at the beginning of each school semester, and contract service providers as necessary. As we continue to grow and introduce additional products and services, we expect to hire additional employees, particularly in sales and marketing, online product development and booklist operations. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2. PROPERTIES.

     Our headquarters are at 2020 K Street, N.W. in Washington, D.C. At this headquarters site, we presently lease an aggregate of approximately 34,000 square feet. Our current lease for this facility expires in February 2003. We believe this space will be sufficient for our needs for approximately twelve months.

ITEM 3. LEGAL PROCEEDINGS.

     On October 29, 1999, the National Association of College Stores, or N.A.C.S., sued us in the United States District Court for the District of Columbia. In their complaint, N.A.C.S. alleged that we use false and misleading advertisements in our efforts to sell textbooks. Specifically, the complaint alleges that we falsely advertise discounts of 40% on textbooks on our Web site. The complaint also alleges that there is no suggested retail price for textbooks from which to calculate discounts. N.A.C.S. claims that, in making the alleged false and misleading statements, we are implying that N.A.C.S. member stores over charge students for their textbooks. The complaint requests that we be prevented from claiming in any advertising or promotional material, packaging or the like, or representing in any way, that we offer discounts or percentages off of textbooks, unless we clearly and prominently identify the true basis for the claimed discount, the source of the comparative price we use to determine the discounts we offer and the true percentage of textbooks offered at the stated discounted price. In addition, N.A.C.S. seeks to have us retract all prior claims through prominent statements on our Web site. The complaint does not seek monetary damages, other than attorneys' fees.

     We believe these claims to be completely without merit. Our Web site and our advertising truthfully state that we offer college textbooks at up to 40% off suggested price. We also believe that the industry data we use to determine the suggested price form which we calculate discounts is appropriate. We have filed a motion to dismiss these claims and are awaiting a ruling on our motion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 10, 1999, our shareholders approved an amendment to our charter by written consent in lieu of a special meeting. The written consent concerned a Sixth Amendment and Restatement of our Certificate of Incorporation, including an increase in the option pool available under our 1998 Stock Option Plan, the authorization of a reverse one-for-two stock split and an adoption of our Employee Stock Purchase Plan. All of the matters submitted to the stockholders were approved by the written consent of shareholders holding an aggregate of 17,785,727 shares (which number was calculated using capitalization numbers in existence prior to the effectiveness of our 1 for 2 reverse stock split). Shareholders holding an aggregate of 4,165,478 shares did not register a vote with respect to the proposed matters, but were notified in writing of their subsequent adoption.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Price of and Dividends on our Common Stock and Related Stockholder Matters.

     Our common stock has been traded on the Nasdaq National Market under the symbol VSTY since February 15, 2000. Prior to February 15, 2000, our common stock was not publicly traded. For the period from February 15, 2000 to March 27, 2000, the high and low closing prices per share of our Common stock as reported by the Nasdaq National Market were:

                                                       High           Low
                                                       ----           ---
Period from February 15, 2000 to March 27, 2000...    $10.0625       $5.4375

     On March 27, 2000 , the closing price per share of our common stock was $5.75, as reported on The Nasdaq National Market and we had approximately 94 stockholders of record.

     We have never declared or paid any cash dividends on our common stock and we anticipate that we will continue to retain any earnings for the foreseeable future for use in the operation of our business and the we will not pay any cash dividends in the foreseeable future.

                     RECENT SALES OF UNREGISTERED SECURITIES


     The information required by this section is incorporated by reference to
Item 15 of the Company's Registration Statement on Form S-1 (File No.
333-89049).

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below as of and for the fiscal years ended December 31, 1998 and 1999 have been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

                                                                                        Years Ended December 31,
                                                                                        -----------------------
                                                                                  1998                           1999
                                                                                  ----                           ----
                                                                             (in thousands, except share and per share data)
Statement of Operations Data
Net sales:
  Product .......................................................               $      122                       $    9,885
  Shipping.......................................................                       10                              674
   Total net sales.............................................                 ----------                       ----------
                                                                                       132                           10,559
                                                                                ----------                       ----------
  Operating expenses:
   Cost of product -- related party...............................                     115                            9,119
   Cost of shipping -- related party .............................                      10                              909
   Equity transactions -- related party...........................                     798                              169

   Marketing and sales:
     Non-cash compensation ....................................      $ 53                          $   787
     Other marketing and sales ................................       536              589          20,021           20,808
                                                                    -----                          -------
   Product development:
     Non-cash compensation ......................................      69                              205
     Other product development ..................................     627              696           4,505            4,710
                                                                    -----                          -------
   General and administrative:
     Non-cash compensation ......................................      24                            1,586
     Other general and administrative............................     593              617           5,117            6,703
                                                                    -----       ----------         -------       ----------
  Total operating expenses.......................................                    2,825                           42,418
                                                                                ----------                       ----------
Loss from operations............................................                    (2,693)                         (31,859)
Interest income, net ...........................................                         4                              351
                                                                                ----------                       ----------
Net loss.......................................................                     (2,689)                         (31,508)
                                                                                ----------                       ----------
Preferred stock dividends ......................................                        --                            1,487
                                                                                ----------                       ----------
Net loss applicable to common stockholders.....................                 $   (2,689)                      $  (32,995)
                                                                                ==========                       ==========
Net loss per share:
 Basic and diluted ............................................                 $    (1.53)                      $   (14.82)
                                                                                ==========                       ==========
 Pro forma basic and diluted(1) ..............................                                                   $    (4.09)
                                                                                                                 ==========
Weighted average shares:
 Basic and diluted ............................................                  1,755,536                        2,226,225
                                                                                ==========                       ==========
 Pro forma basic and diluted(1)................................                                                   7,702,441
                                                                                                                 ==========

                                                                                             As of December 31,
                                                                                             ------------------
                                                                                    1998                             1999
                                                                                    ----                             ----
                                                                                               (in thousands)
BALANCE SHEET DATA
Cash and cash equivalents .....................                                    $ 1,481                         $  7,813
Working capital (deficit) .....................                                       (199)                           9,163
Total assets ..................................                                      1,746                           18,062
Total stockholders' equity (deficit)..........                                         (99)                          12,047

----------------------------

(1) Pro-forma basic and diluted net loss per share is computed using the weighted average number of common shares outstanding, including the pro-forma effects of the conversion of the Company's Series A, Series B and Series C convertible preferred stock into shares of the Company's common stock on a one-to-one basis effective upon the closing of the Company's initial public offering as if such conversion occurred on January 1, 1999 or at the date of original issuance, if later, as well as the impact of the Company's one-for-two reverse stock split in December 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading online retailer of new college textbooks and we provide marketing services to other businesses interested in reaching the nation's 15 million college students. We were incorporated in December 1997 and began offering books for sale on our Web site on August 10, 1998. For the period from inception through August 9,1998, our primary activities consisted of:

     -    developing our business model;

     - establishing, negotiating and consummating a relationship with our supplier, Baker & Taylor;

     -    initial planning and development of our Web site;

     -    developing our information systems infrastructure;

     -    developing our marketing plans; and

     -    establishing finance and administrative functions.

     Since the launch of our Web site, we have continued these activities and have also focused on increasing sales, expanding our product and service offerings, improving the efficiency of our order and fulfillment process, recruiting and training employees, developing our booklist operations, enhancing finance and administrative functions, and increasing customer service operations, and the depth of our management team to help implement our growth strategy.

     We began to generate sales once we launched our Web site in August 1998, at which time we posted the booklists for five schools. For the Spring 2000 semester, we increased the booklists we posted to over 240,000 courses at over 400 different targeted colleges and universities and we launched partnership programs with 25 different partner institutions.

     To date, our revenues have consisted primarily of sales of new textbooks. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are shipped to customers. We have also generated revenues through the sale of general interest books, banner advertisements and marketing service agreements, as well as co-marketing programs, pursuant to which we have arrangements to sell textbooks through other Web sites. Revenues from the sales of Internet advertisements are recognized net of commissions paid. Revenues from our marketing programs are recognized over the period in which the services are delivered, provided that no significant performance obligations remain and the collection of the related receivable is probable. During the fourth quarter of fiscal 1999, we began generating revenues from co-marketing programs for which we used our student representative network to market to students on behalf of other businesses.

     We have incurred substantial losses and negative cash flows from operations in every fiscal period since our inception. For the year ended December 31, 1998, we incurred a loss from operations of approximately $2.7 million and negative cash flows from operations of $1.2 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. As of December 31, 1998 and December 31, 1999, we had accumulated deficits of approximately $2.7 million and $34.2 million, respectively. We expect operating losses and negative cash flows to continue for the foreseeable future. We anticipate our net losses will increase significantly from current levels because we expect to incur additional costs and expenses related to brand development, marketing and other promotional activities, continued expansion of our booklist operations, continued development of our Web site and information technology infrastructure, expansion of our product offerings and development of relationships with other businesses.

     We granted options to purchase 179,490 shares for the period ended
December 31, 1998 and options to purchase 2.1 million shares for the year ended December 31, 1999 that have been deemed to be compensatory. As a result, we recorded deferred compensation of $354,000 during the year ended December 31, 1998 and $5.1 million during year ended December 31, 1999. Additionally, effective August 1, 1999, we sold 207,077 shares of our common stock at a price of $0.30 per share to each of our founders, Mr. Kuhn and Mr. Levy. The shares vest at a rate of 40% upon the completion of one year of service and the remaining 60% vest at the end of the second year. Mr. Levy's shares accelerated upon his separation which was effective March 15, 2000. Also, effective August 24, 1999, Mr. Kuhn was granted an option to purchase 138,052 shares of our common stock at an exercise price of approximately $0.30 per share. The option vests in equal monthly installments over each of the next 48 months assuming Mr. Kuhn remains employed by us. Further, on December 17, 1999, we granted to Mr. Kuhn an option to purchase 2% of the Company's fully diluted common stock at an exercise price of $10 per share. We have deemed that the fair value of the underlying stock for both the sale of common stock and option grants is in excess of the related sales or exercise price. As a result, we recorded deferred compensation of $3.5 million and $1.1 million during August 1999 and December 1999, respectively, for these transactions, resulting in total deferred compensation for the year ended December 31, 1999 of $9.7 million. Amortization of deferred compensation was $2.6 million for the year ended December 31, 1999 and is included in non-cash compensation in the accompanying consolidated statements of operations as a component of the marketing and sales, product development and general and administrative line items, as appropriate. Non-cash compensation is being charged to operations over the vesting period of the underlying shares and options.

     The deferred compensation is being amortized as follows:

                                            (in thousands)
                                            --------------
Year ended December 31, 1998 .............      $   146
Year ended December 31, 1999 .............        2,578
Year ending December 31, 2000 ............        4,139
Year ending December 31, 2001 ............        1,975
Year ending December 31, 2002 ............          888
Year ending December 31, 2003 ............          339
                                                -------
                                                $10,065
                                                =======

     The following table sets forth the results of our operations for the years ended December 31, 1998 and 1999:

                                                                    Years Ended December 31,
                                                    ------------------------------------------------------
                                                                 1998                              1999
                                                               ---------                        ----------
                                                                          (in thousands)
Net sales:
 Product ......................................                $      122                       $    9,885
 Shipping......................................                        10                              674
                                                               ----------                       ----------
  Total net sales..............................                       132                           10,559
                                                               ----------                       ----------
Operating expenses:
 Cost of product -- related party..............                       115                            9,119
 Cost of shipping -- related party ............                        10                              909
 Equity transactions -- related party..........                       798                              169

 Marketing and sales:
  Non-cash compensation.......................        $ 53                        $   787
  Other marketing and sales....................        536            589          20,021           20,808
                                                     -----                        -------
 Product development:
  Non-cash compensation........................         69                            205
  Other product development....................        627            696           4,505            4,710
                                                     -----                        -------
 General and administrative:
  Non-cash compensation........................         24                          1,586
  Other general and administrative ............        593            617           5,117            6,703
                                                     -----     ----------         -------       ----------
   Total operating expenses ...................                     2,825                           42,418
                                                               ----------                       ----------
Loss from operations ..........................                    (2,693)                         (31,859)
Interest income, net ..........................                         4                              351
                                                               ----------                       ----------
Net loss ......................................                    (2,689)                         (31,508)
                                                               ----------                       ----------
Preferred stock dividends......................                        --                            1,487
         ......................................                ----------                       ----------
Net loss applicable to common stockholders ....                $   (2,689)                      $  (32,995)
                                                               ==========                       ==========

     Our fiscal year runs from January 1 through December 31. We did not execute any transactions from December 16, 1997 (inception) through December 31, 1997. We commenced offering books for sale on our Web site in August 1998, and, accordingly, the calendar year ended December 31, 1998 only includes a period of five months during which we generated net sales.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net Sales

     Net sales increased to $10.6 million for the year ended December 31, 1999 from $0.1 million for year ended December 31, 1998, as a result of the additional selling season we experienced in January/February of 1999, the significant growth in orders primarily from our expanding customer base as well as the commencement of our partnership program.

Operating Expenses

     Cost of Product -- Related Party (Baker & Taylor). Cost of product -- related party consists of the cost of products sold to customers. Cost of product -- related party increased to $9.1 million for the year ended December 31, 1999 from $0.1 million for year ended December 31, 1998. This increase was primarily attributable to our increased sales volume. We expect that cost of product -- related party will continue to increase as we expand our customer base and partnership program.

     Cost of Shipping -- Related Party (Baker & Taylor). Cost of shipping -- related party consists of outbound shipping. Cost of shipping increased to $0.9 million for the year ended December 31, 1999 from approximately $10,000 for year ended December 31, 1998. This increase was primarily attributable to our increased sales volume. Also for the year ended December 31, 1999, cost of shipping -- related party exceeded shipping revenue by $0.2 million or 34.9%. As part of our business strategy, we charge a flat rate for shipping, which is less than our actual costs. We believe that this strategy is responsive to the competitive nature of our business and is positively perceived by our customer base. We expect that cost of shipping -- related party will continue to exceed shipping revenue and will increase as we expand our customer base.

     Effective October 1, 1999 we amended the documents governing our relationship with Baker & Taylor. The amendment provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including Web site content and customer database management. Such assignment is based on the relative fair value of each element as determined by Baker & Taylor. Effective with the amendment of our agreement with Baker & Taylor on October 1, 1999, we have included in "cost of product--related party" in our statement of operations the cost of purchased books from Baker & Taylor, we included in "shipping--related party" the cost of shipping charges from Baker & Taylor and we included in "marketing and sales--related party" the cost of other services charged from Baker & Taylor.

     On a prospective basis, these agreements will serve to reduce Cost of Product--Related Party (Baker & Taylor) as a percentage of revenue and increase Marketing and Sales--Related Party (Baker & Taylor) as a percentage of revenue.

     Equity Transactions--Related Party (Baker & Taylor). Equity transactions--related party consists of the fair value of warrants and the amortization of the excess of the fair value over the cost of common stock issued to Baker & Taylor. During 1998, we issued a warrant to purchase 107,143 shares of our common stock at an exercise price of $2.33 per share in July; a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $0.20 per share in October; and a warrant to purchase up to 53,571 shares of our common stock at an exercise price of $2.33 per share in December. Additional warrants to purchase up to 5,950 and 62,500 shares of our common stock at an exercise price of $2.33 and $0.22 per share, respectively, were issued to Baker & Taylor in 1999. We estimated the fair value of the warrants on the date of grant using an established option pricing model (see note 3 to the accompanying consolidated financial statements). On July 10, 1998, we sold 535,714 shares of our common stock to Baker & Taylor at par value. We subsequently determined that the fair value of the common stock was in excess of the exercise price and sales price. Fair value per share was derived by reference to the preferred stock value since inception -- see note 3 to the accompanying consolidated financial statements. We expensed the excess of the fair value of the common stock over its cost, which was approximately $643,000, in July 1998. In connection with all of the Baker & Taylor equity transactions, we recorded an aggregate expense of $169,000 for the year ended December, 31 1999, a decrease from the $798,000 we recorded for such transactions for the year ended December 31, 1998.

     Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in marketing, including the expenses associated with the continued development of our nationwide network of student representatives. Marketing and sales expense increased to $20.8 million for the year ended December 31, 1999 from $0.6 million for year ended December 31, 1998. Advertising expense increased to $11.4 million for the year ended December 31, 1999 from $0.4 million for year ended December 31, 1998. This increase was primarily attributable to the expansion of our online and offline advertising, increased personnel and related expenses and the continued expansion of our network of student representatives and our partnership program. We expect that marketing and sales expense will continue to increase in absolute dollars as we expand our network of student representatives and incur additional advertising and promotional expenses to build our sales base. Marketing and sales expense will also increase as a result of the amendment of our agreements with Baker & Taylor, which will result in the classification of services such as Web site content and customer database management as marketing and sales expense.

     Product Development. Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense increased to $4.7 million for the year ended December 31, 1999 from $0.7 million for year ended December 31, 1998. This increase was primarily attributable to increased staffing and other costs related to feature and functionality enhancements to our Web site. We expect that product development expenses will continue to increase as we add additional features and functionality to our Web site.

     General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased to $6.7 million for the year ended December 31, 1999 from $0.6 million for year ended December 31, 1998. This increase was primarily attributable to the hiring of additional personnel and increased professional services expenses. We expect that general and administrative expenses will increase as we continue to build our back-office infrastructure.

Interest Income, net

     Interest income, net consists of interest income on our cash and cash equivalents and investments, and interest expense attributable to our convertible notes payable. Interest income, net was $0.4 million for the year ended December 31, 1999 compared to less than $0.1 million for the year ended December 31, 1998. This increase was primarily attributable to interest income on higher average cash and cash equivalent and short term investment balances during the year ended December 31, 1999.

Income Taxes

     As of December 31, 1998 and December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of $1.7 million and $29.9 million, respectively, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. Changes in the ownership of our common stock, as defined in the Internal Revenue Code of 1986, as amended, may restrict the utilization of such carryforwards. See note 10 to our consolidated financial statements.

SEASONALITY

     We have experienced significant seasonality in our results of operations. Due to the college calendar and the seasonal nature of the textbook industry, our peak selling periods are currently August/September and January/February, when college students return to school and new semesters begin. Part of our strategy includes offering additional products and services through our Web site. While these products and services may not have the same seasonal selling periods as textbook sales, purchases of these products and services may occur primarily with customer purchases of textbooks. In addition, the net sales generated from these products and services may be significantly less than those generated from our sales of textbooks. As a result, we may continue to experience fluctuations in quarterly operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of our convertible preferred stock. On August 6, 1998 and December 3, 1998, we issued an aggregate of 2,071,420 shares of Series A preferred stock at a purchase price of $0.70 per share, resulting in gross proceeds of approximately $1.5 million. On February 25, 1999, we issued 6,933,806 shares of Series B preferred stock at a purchase price of $1.44 per share, resulting in gross proceeds of approximately $10.0 million. On August 27, 1999 and September 21, 1999, we issued an aggregate of 8,928,571 shares of Series C preferred stock at a purchase price of $3.36 per share, resulting in gross proceeds of approximately $30.0 million. Upon the closing of our intial public offering, shares of our Series A, B and C preferred stock were converted into 8,966,879 shares of our common stock.

     In April 1999, we entered into an agreement with Campus Pipeline, Inc. under which a warrant to purchase 25,000 shares of our common stock with an exercise price of $6.00 per share was issued and will be exercisable upon the achievement of contractual revenues of $30.0 million on or before December 31, 2000, with an additional warrant for 50,000 shares with an exercise price of $6.00 per share which will be exercisable if contractual revenues equal or exceed $80.0 million on or before July 31, 2001. Since the exercisability of these warrants is based on the achievement of uncertain future revenue targets, we have not recorded any expense for these warrants. These warrants could result in a significant change to operating results in the future.

     In December 1999, we granted AOL a warrant to purchase 493,246 shares of our common stock, which does not include the additional warrant to purchase 1,125 shares which we granted to AOL when we entered into definitive agreements with Imperial Bank and the additional warrant to purchase 34,367 shares which we granted to AOL when we entered into the product promotion agreement with Sallie Mae, with an exercise price of $10 per share. Of the aggregate of 528,738 shares subject to purchase under these warrants, 176,245 are immediately exercisable and the remaining 352,493 shares will vest over the next three years based on ICQ's performance under our interactive marketing agreement.

     In February 2000, we granted Sallie Mae, Inc. warrants to purchase up to 616,863 shares of our common stock, with an exercise price of $10 per share. Of these shares, warrants to purchase 352,493 are immediately exercisable and the warrants to purchase the remaining 264,370 shares will vest over the next two years based on Sallie Mae's performance under our product promotion agreement.

     In February 2000, we issued 4,000,000 shares of Common Stock at an initial public offering price of $10.00 per share. In March 2000, we sold an additional 35,000 shares pursuant to the exercise of the underwriters' over-allotment option at $10 per share. Total net proceeds (after deducting discounts, commissions and other expenses of the offering) were approximately $36.0 million. As of February 29, 2000, approximately $2.5 million of this amount was used to pay all amounts outstanding under the Credit Facility with Imperial Bank (see discussion below). The balance of approximately $33.5 million was invested in various short-term investments and cash equivalents as of February 29, 2000.

     In August 1999, we loaned $62,000 to each of our founders, Eric J. Kuhn and Timothy J. Levy, to each purchase 207,077 shares of our common stock. The notes bear interest at a floating rate equal to the then current Applicable Federal Rate, which was 5.41% for October 1999, and are due August 1, 2001.

     As of December 31, 1999, we had $7.8 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under operating leases, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

     As of December 31, 1999, prepaid marketing expenses were $4.6 million compared to $0.2 million at December 31, 1998. This increase is a result of the expansion of our offline and online advertising. Prepaid marketing expenses were expensed in the quarter ending March 31, 2000 in conjunction with our January/February selling period. Also, as of December 31, 1999, we deferred expenses of approximately $1.0 million related to our initial public offering. These costs were offset against additional-paid-in-capital upon the completion of our offering in February 2000. Such costs are reflected as a deferred charge in the accompanying December 31, 1999 consolidated balance sheet.

     Net cash used in operating activities was $29.4 million for the year ended December 31, 1999, and $1.2 million the year ended December 31, 1998, consisting primarily of net losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

     Net cash used in investing activities was $2.7 million for the year ended December 31, 1999, and $0.1 million the year ended December 31, 1998, consisting primarily of purchases of computer equipment, fixtures and furniture, as well as the purchase of a six month certificate of deposit of $0.5 million in 1999 and an investment in United States government debt securities and related proceeds for the year ended December 31, 1998.

     Net cash provided by financing activities was $38.5 million for the year ended December 31, 1999 and $2.8 million the year ended December 31, 1998. Net cash provided by financing activities during the year ended December 31, 1999 consisted primarily of net proceeds of $38.4 million from the issuance of preferred stock.

     On January 19, 2000 we entered into a revolving credit facility with Imperial Bank in an aggregate amount of $7.5 million with a sublimit of $3.0 million for purchases of property, equipment and software and $750,000 for letters of credit. The maturity date for working capital advances is December 31, 2000 and the maturity date for property, equipment and software advances is October 18, 2002. Interest on outstanding balances accrues at Imperial's prime rate (8.5% at December 31, 1999) plus 1.0% until the closing of our initial public offering, and afterwards at Imperial's prime rate. All amounts outstanding, which could be up to $7.5 million, would be collateralized by a pledge of all of our assets. Under the terms of the credit facility, as amended, we must maintain a tangible net worth of $15 million and we must maintain a ratio of our current assets to our current liabilities of 1.5 to 1. We also issued a warrant to Imperial to purchase 37,500 shares of our common stock at an exercise price of $10.00 per share. We borrowed $2.5 million under the revolving credit facility during February 2000 and repaid such borrowings with a portion of the proceeds of our initial public offering on February 22, 2000.

     We expect that operating losses and negative cash flows will continue for the foreseeable future and anticipate that losses will increase significantly from current levels because of additional costs and expenses related to brand development, marketing and other promotional activities, continued expansion of booklist operations, continued development of our Web site and information technology infrastructure expansion of product offerings and development of relationships with other businesses. We could reduce some of these costs if working capital decreased significantly. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

     We currently anticipate that the net proceeds of our initial public offering, together with our available funds including amounts available under the revolving credit facility, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue new business, technology or intellectual property acquisitions or experience net losses that exceed our current expectations. Any required additional financing may be unavailable on terms favorable to us, or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Substantially all of our cash equivalents are at fixed interest rates, and, therefore, the fair value of these instruments is affected by changes in market interest rates. However, as of December 31, 1999, all of our cash equivalents mature within three months. As of December 31, 1999, we believe the reported amounts of cash equivalents and short-term investments to be reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
VarsityBooks.com Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and cash flows present fairly, in all material respects, the financial position of VarsityBooks.com Inc. and its subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia

February  28, 2000, except as to Note 11, which is as of March 28, 2000.

                            VARSITYBOOKS.COM INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1998 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  1998                             1999
                                                                --------                         --------
Net sales:
 Product..........................................             $      122                       $    9,885
 Shipping ........................................                     10                              674
                                                               ----------                       ----------
  Total net sales ................................                    132                           10,559
                                                               ----------                       ----------
Operating expenses:
 Cost of product -- related party ................                    115                            9,119
 Cost of shipping -- related party ...............                     10                              909
 Equity transactions -- related party ............                    798                              169

 Marketing and sales:
  Non-cash compensation ..........................    $ 53                        $   787
  Other marketing and sales
   (including $81 with related
   party at December 31, 1999) ...................     536            589          20,021           20,808
                                                     -----                        -------
 Product development:
  Non-cash compensation ..........................      69                            205
  Other product development ......................     627            696           4,505            4,710
                                                     -----                        -------
 General and administrative:
  Non-cash compensation ..........................      24                          1,586
  Other general and
   administrative ................................     593            617           5,117            6,703
                                                     -----     ----------         -------       ----------
   Total operating expenses........................                 2,825                           42,418
                                                               ----------                       ----------
Loss from operations..............................                 (2,693)                         (31,859)
                                                               ----------                       ----------
Interest income, net:

 Interest income..................................                     16                              418
 Interest expense ................................                    (12)                             (67)
                                                               ----------                       ----------
   Interest income, net ..........................                      4                              351
                                                               ----------                       ----------
Net loss..........................................                 (2,689)                         (31,508)
Preferred stock dividends ........................                     --                            1,487
                                                               ----------                       ----------
Net loss applicable to common
 stockholders ....................................             $   (2,689)                      $  (32,995)
                                                               ==========                       ==========
Net loss per share (basic and
 diluted):

 Net loss ........................................             $    (1.53)                      $   (14.15)

 Preferred stock dividends........................                     --                             (.67)
                                                               ----------                       ----------
 Net loss applicable to common
  stockholders....................................             $    (1.53)                      $   (14.82)
                                                               ==========                       ==========
 Pro forma (unaudited)............................                                              $    (4.09)
                                                                                                ==========
Weighted average shares:
 Basic and diluted  ..............................              1,755,536                        2,226,225
                                                               ==========                       ==========
 Pro forma basic and diluted (unaudited) ........                                                7,702,441
                                                                                                ==========

          See accompanying notes to consolidated financial statements.

                              VARSITYBOOKS.COM INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1999
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                            December 31,
                                                                                ----------------------------------
                                                                                      1998                 1999
                                                                                ----------------------------------
                                            ASSETS
Current assets:

 Cash and cash equivalents....................................................      $ 1,481              $  7,813
 Short-term investments.......................................................           --                   480
 Accounts receivable, net of allowance for doubtful
  accounts of $-0- at December 31, 1998 and $100 at December 31, 1999 ........            1                   626
 Prepaid marketing ...........................................................          164                 4,625
 Deferred charge..............................................................           --                 1,024
 Other .......................................................................           --                   517
                                                                                   --------              --------
  Total current assets........................................................        1,646                15,085
Fixed assets, net.............................................................          100                 2,040
Other assets   ...............................................................           --                   937
                                                                                   --------              --------
 Total assets.................................................................      $ 1,746              $ 18,062
                                                                                   ========              ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable (including $28 and $0 with related
  party at December 31, 1998 and 1999,
  respectively) ...............................................................     $   656              $  1,482
 Accrued marketing expenses ...................................................          --                 1,511
 Other accrued expenses and other current liabilities .........................          17                 1,610
 Taxes payable.................................................................           8                   607
 Accrued employee compensation and benefits ...................................          16                   712
 Convertible notes payable (including $421 and $0 with related
  party at December 31, 1998 and 1999, respectively)...........................       1,148                    --
                                                                                   --------              --------
  Total current liabilities ...................................................       1,845                 5,922
Long-term liabilities..........................................................          --                    93
                                                                                   --------              --------
  Total liabilities ...........................................................       1,845                 6,015
                                                                                   --------              --------
Commitments and contingencies

Stockholders' equity:
 Series A convertible preferred stock: $.0001 par value,
  2,071,420 shares authorized, issued and outstanding
  (liquidation preference of $1,450 at December 31, 1998
  and December 31, 1999) .....................................................           --                    --
 Series B convertible preferred stock: $.0001 par value,
  6,933,806 shares authorized, issued and outstanding at
  December 31, 1999 (liquidation preference of $10,658
  at December 31, 1999) ......................................................           --                     1
 Series C convertible preferred stock: $.0001 par value,
  9,755,633 shares authorized; 8,928,571 shares issued
  and outstanding at December 31, 1999 (liquidation
  preference of $30,815 at December 31, 1999) ................................           --                     1
 Common stock, $.0001 par value, 9,100,000 and 27,932,927
  shares authorized, 2,035,714 and 2,643,277 shares
  issued and outstanding at December 31, 1998 and
  1999, respectively..........................................................           --                    --
 Additional paid-in capital ..................................................        2,798                53,707
 Notes receivable from stockholders ..........................................           --                  (124)
 Deferred compensation........................................................         (208)               (7,341)
 Accumulated deficit..........................................................       (2,689)              (34,197)
                                                                                   --------              --------
  Total stockholders' (deficit) equity........................................          (99)               12,047
                                                                                   --------              --------
  Total liabilities and stockholders' equity..................................      $ 1,746              $ 18,062
                                                                                   ========              ========


          See accompanying notes to consolidated financial statements.

                              VARSITYBOOKS.COM INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  Series A              Series B             Series C
                                                Convertible           Convertible           Convertible
                                              Preferred Stock       Preferred Stock       Preferred Stock       Common Stock
                                              ----------------      ---------------       ---------------       -------------
                                            Shares       Amount    Shares     Amount     Shares    Amount     Shares     Amount
                                           --------    ---------  ---------  --------   --------  --------   ---------  --------
Balance at December 31, 1997 ..........                  $--                    $--                  $--                   $--
Issuance of common stock ..............                                                                        2,035,714    --
Issuance of series A convertible
 preferred stock ......................   2,071,420       --
Issuance of warrants:
 Related party.........................
 Convertible debt ($79 from issuance
  to related party)....................
Deferred compensation..................
Net loss...............................
                                         ----------    -----      ----------   -----     ---------- ----      ----------  ----
Balance at December 31, 1998 ..........   2,071,420       --                      --                  --       2,035,714    --
Issuance of common stock ..............                                                                          193,409    --
Issuance of series B convertible
 preferred stock ......................                            5,996,306       1
Conversion of convertible notes to
 series B preferred stock..............                              937,500
Issuance of series C convertible
 preferred stock ......................                                                   8,928,571    1
Issuance of warrants:
 Related party.........................
 AOL warrants..........................
 Convertible debt......................
Deferred compensation..................
Issuance of common stock in exchange for
 loans to stockholders..................                                                                         414,154    --
Net loss................................
                                         ----------    -----      ----------   -----     ---------- ----      ----------  ----
Balance at December 31, 1999 ...........  2,071,420     $ --       6,933,806     $ 1      8,928,571  $ 1       2,643,277   $ -
                                         ==========    =====      ==========   =====     ========== ====      ==========  ====



                                        Additional           Notes
                                         -Paid-in       Receivable from          Deferred          Accumulated
                                          Capital        Stockholders          Compensation          Deficit               Total
                                       ------------    -----------------      --------------      -------------          --------
Balance at December 31, 1997 ..........      $--              $--                   $--                  $--                 $--
Issuance of common stock ..............      642                                                                             642
Issuance of series A convertible
 preferred stock ......................    1,433                                                                           1,433
Issuance of warrants:
 Related party ........................      155                                                                             155
 Convertible debt ($79 from issuance
  to related party)....................      214                                                                             214
Deferred compensation..................      354                                  (208)                                      146
Net loss ..............................                                                              (2,689)              (2,689)
                                        --------            ------               ------             --------            --------
Balance at December 31, 1998...........    2,798               --                 (208)              (2,689)                 (99)
Issuance of common stock...............       59                                                                              59
Issuance of series B convertible
 preferred stock.......................    8,552                                                                           8,553
Conversion of convertible notes to
 series B preferred stock..............    1,160                                                                           1,160
Issuance of series C convertible
 preferred stock ......................   29,895                                                                          29,896
Issuance of warrants:
 Related party ........................      169                                                                             169
 AOL warrants .........................    1,208                                                                           1,208
 Convertible debt......................       31                                                                              31
Deferred compensation..................    9,711                                (7,133)                                    2,578
Issuance of common stock in exchange for
  loans to stockholders................      124            (124)                                                             --
Net loss ..............................                                                             (31,508)             (31,508)
                                        --------           -------            ---------           ----------           ---------
Balance at December 31, 1999 .......... $ 53,707           $(124)             $ (7,341)           $ (34,197)           $  12,047
                                        ========           =======            =========           ==========           =========


          See accompanying notes to consolidated financial statements.

                             VARSITYBOOKS.COM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                      1998             1999
                                                                   ----------       -----------
Operating activities:
  Net loss ......................................................   $(2,689)         $(31,508)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization ..............................         6               313
     Bad debt expense............................................        --               100
     Non-cash compensation ......................................       146             2,578
     Amortization of discount on convertible notes
       payable ..................................................        12                12
     Equity transactions with related party and
       interest expense related to warrants issued ..............       798               200
     Marketing expense related to warrants issued................        --                15
     Changes in operating assets and liabilities:
       Accounts receivable, net..................................        (1)             (725)
       Prepaid marketing.........................................      (164)           (4,461)
       Deferred charges..........................................        --            (1,024)
       Other current assets.......................................       --              (128)
       Accounts payable..........................................       656               826
       Accrued marketing expenses................................        --             1,511
       Other accrued expenses and other current
        liabilities .............................................        17             1,593
       Taxes payable ............................................         8               599
       Accrued employee compensation and benefits................        16               696
     Other non-current liabilities ..............................        --                93
     Other non-current assets..................................          --              (131)
                                                                   ---------         ---------
          Net cash used in operating activities..................    (1,195)          (29,441)
                                                                   ---------         ---------
Investing activities:
  Additions to fixed assets......................................      (106)           (2,253)
  Purchase of investment securities..............................      (697)               --
  Increase in short-term investments, net .......................        --              (480)
  Proceeds from sale of investment securities....................       698                --
                                                                   ---------         ---------
          Net cash used in investing activities..................      (105)           (2,733)
                                                                   ---------         ---------
Financing activities:
  Proceeds from issuance of convertible notes
     payable ..................................................       1,348                --
  Proceeds from issuance of preferred stock ..................        1,433            38,447
  Proceeds from issuance of common stock......................           --                59
                                                                   ---------         ---------
          Net cash provided by financing activities..............     2,781            38,506
                                                                   ---------         ---------
Net increase in cash and cash equivalents........................     1,481             6,332

Cash and cash equivalents at beginning of period ................        --             1,481
                                                                   ---------         ---------
Cash and cash equivalents at end of period ......................   $ 1,481          $  7,813
                                                                   =========         =========
Supplemental disclosure of cashflow information:
       Cash paid for income taxes and interest ..................   $    --          $     --
                                                                   =========         =========
Supplemental schedule of noncash investing and
  financing activities:
       Conversion of convertible notes payable to
         Series B preferred stock................................   $    --          $  1,160
                                                                   =========         =========
       Issuance of common stock for note
         receivable..............................................   $    --          $    124
                                                                   =========         =========
       Deferred charge from issuance of warrants.................   $    --          $  1,208
                                                                   =========         =========


          See accompanying notes to consolidated financial statements.

                              VARSITYBOOKS.COM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        --------------------------------

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     VarsityBooks.com Inc. (the "Company"), an Internet retailer of college textbooks and provider of marketing services for businesses interested in reaching the college market, was incorporated on December 16, 1997 and launched its Web site in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly-owned subsidiaries, CollegeImpact.com Inc. and CollegeOps.com LLC, to assist in the overall management of its marketing and retailing activities, respectively. The Company did not execute any transactions from December 16, 1997 (inception) through December 31, 1997 and had no assets or liabilities as of December 31, 1997.

     As discused more fully in Note 11, during Febuaruy 2000, the Company completed an initial public offering. Net proceeds to the Company from the initial public offering totaled $36.0 million. Effective upon the closing of the offering, all shares of the Company's preferred stock converted into 8,966,879 shares of the Company's common stock.

Liquidity

     The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 1999, the Company incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. As of December 31, 1999, the Company had an accumulated deficit of approximately $34.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase significantly from current levels because of additional costs and expenses related to brand development, marketing and other promotional activities, continued expansion of booklist operations, continued development of the Company's Web site and information technology infrastructure, expansion of product offerings and development of relationships with other businesses. Certain of these costs could be reduced if working capital decreased significantly. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's results of operations and financial condition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Information

     The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of these items.

Cash Equivalents and Concentrations of Credit Risk

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of funds held in money market accounts.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holdings of cash and cash equivalents, including high-quality money market instruments, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. Accounts receivable consists primarily of amounts due from credit card processors. The Company monitors its accounts receivable balances to assess any collectibility issues. The Company recorded an allowance for potentially uncollectible receivables of $100,000 at December 31, 1999. The allowance for potentially uncollectible receivables is included as a reduction of accounts receivable in the accompanying consolidated balance sheet. The Company has not experienced significant losses related to its receivables in the past.

Short-term Investments

     Short-term investments consist of a certificate of deposit with a maturity date in excess of three months. At December 31, 1999, the market value of the certificate of deposit approximated its cost.

Deferred Charge

     A deferred charge of approximately $1.0 million for expenses incurred related to the Company's initial public offering was recorded at December 31, 1999. These costs were offset against additional-paid-in capital upon the completion of the Company's initial public offering in February 2000 (see Note
11).

Reliance on Single Supplier

     The Company relies on a single supplier as its current sole provider of textbooks, fulfillment and shipping services (see note 3). While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by the current supplier could materially harm the business. The controlling shareholder of this supplier was a 19% owner of the Company's common stock at December 31, 1999 (See Notes 3 and 7).

     Substantially all of the Company's computer and communications hardware and software systems are located at a single facility that is owned, maintained and serviced by a third party. As of December 31, 1999, the Company's future commitment to this third party was approximately $52,000 through July 2000 and $3,500 per month thereafter. Any damage, failure or delay that causes interruptions in the Company's systems operations could materially harm the Company's business.

Fixed Assets

     Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

                  Computer equipment.........    3 years
                  Software...................    18 months
                  Furniture and fixtures.....    5 years

Long-Lived Assets

     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Revenue Recognition

     The Company recognizes revenue from textbook sales, including sales under the Company's partnership program, net of any discounts and coupons, when the textbooks are shipped to customers. The Company takes title to the textbooks sold upon transfer to the shipper and assumes the risks and rewards of ownership including the risk of loss for collection. The Company does not function as an agent or broker for its supplier (See Note 3). Outbound shipping charges are included in net sales. The Company provides allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. To date, the Company's revenues have consisted primarily of sales of new textbooks. The Company has also generated revenues through the sale of general interest books, banner advertisements and marketing service agreements. Revenues from the sale of Internet advertisements are recognized as the related service is provided. Amounts received in advance are deferred. Revenues from the Company's marketing programs are recognized as the services are delivered, provided that the terms of the arrangement are fixed and determinable, no significant performance obligations remain and the collection of the related receivable is probable.

Marketing and Sales

     The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." As such, the Company expenses the cost of communication advertising as incurred. Advertising expense was approximately $368,500 and $11.4 million for the years ended December 31, 1998 and 1999, respectively.

     Revenue share payments to partnership program schools are accrued as the related revenue is earned. Such amounts are included as a component of marketing and sales expense in the accompanying consolidated statements of operations. The Company recognized an expense of approximately $50,900 for payments earned by partnership program schools for the year ended December 31, 1999.

Product Development

     Product development expenses consist principally of payroll and related expenses for systems personnel and consultants. To date, all product development costs have been expensed as incurred in 1999 due to the short useful life of the web site improvements.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, in accounting for its employee stock options and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Income Taxes

     The Company accounts for income taxes by utilizing the liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect the taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

Pro forma Net Loss Per Share (unaudited)

     Pro forma basic and diluted net loss per share for the year ended December 31, 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the conversion of the Company's Series A, Series B and Series C convertible preferred stock into shares of the Company's common stock on a one-to-one basis effective upon the closing of the Company's initial public offering as if such conversion occurred on January 1, 1999 or at the date of original issuance, if later, as well as the impact of the Company's one-for-two reverse stock split in December 1999. Pro forma diluted net loss per share is computed using only the pro forma weighted average number of common shares as the effect of the Company's convertible notes payable, options and warrants are anti-dilutive.

Segment Reporting

     The Company operates in one principal business segment across domestic and international markets. International sales are not material. Substantially all of the Company's operating results and all of its identifiable assets are in the United States.

Comprehensive Income

     The Company complies with the provisions of SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During the periods presented, the Company has not had any significant transactions that are required to be reported in comprehensive income.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2001. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

     The SEC issued Staff Accounting Bulletin 101 (SAB 101) in December 1999. SAB 101 provides guidance on the recognition and disclosure of revenue in financial statements. Provided the registrant's former policy was not an improper application of Generally Accepted Accounting Principles ("GAAP"), registrants may adopt a change in accounting principle to comply with the SAB no later than the second quarter of the fiscal year beginning after December 31, 1999. The Company believes that its current revenue recognition policies are in accordance with GAAP. The Company is still in the process of assessing whether any accounting policies would need to be changed to be in compliance with SAB 101.

3. TRANSACTIONS WITH BAKER & TAYLOR

     On July 10, 1998, the Company entered into an Equity Investment and Operating Agreement, and other related agreements, with Baker & Taylor, Inc. ("Baker & Taylor"), the Company's current sole supplier of textbooks, fulfillment and shipping services and a supplier of promotional, customer service and data base management services. The principal stockholder of Baker & Taylor is a stockholder of the Company. In July 1998, in consideration for Baker & Taylor's fulfillment and drop-ship services and assistance in developing the Company's product and customer base, the Company sold Baker & Taylor 535,714 shares of the Company's common stock at its par value of $.0001 and granted a warrant to purchase an additional 107,143 shares of the Company's common stock at a weighted average exercise price of $2.33 per share. The Company expensed the excess of the fair value of the common stock over its cost, which was $643,000 in July 1998. The Company also expensed the estimated fair value of the warrant on the date of grant using an established option pricing model since the value of the warrants was insignificant. Also in accordance with this agreement, an executive of Baker & Taylor was elected to the Company's board of directors.

     In connection with an amendment to the agreement, in October 1998, the Company issued Baker & Taylor a warrant to purchase 50,000 shares of the Company's common stock at a weighted average exercise price of $0.20 per share. The Company expensed the estimated fair value of the warrant on the date of the grant using an established option pricing model since the value of the warrants was insignificant.

     In December 1998, the Company issued Baker & Taylor a warrant to purchase 53,571 shares of the Company's common stock at an exercise price of $2.33 per share in conjunction with a bridge loan note from Baker & Taylor in the amount of $500,000. Approximately $79,300 of the proceeds from the bridge loan note was allocated to the purchase price of the warrants based on the relative fair values of the note and warrant (see note 5). In February 1999, the Company issued Baker & Taylor a warrant to purchase 5,950 shares of the Company's common stock at an exercise price of $2.33 per share in conjunction with the December 1998 bridge loan. The estimated fair value of the warrant on the date of grant of approximately $11,700 is recorded as interest expense in the accompanying consolidated statement of operations for the nine months ended September 30, 1999 (see note 7). The bridge loan note was converted into 173,611 shares of the Company's series B preferred shares in February 1999 (see note 7).

     In February 1999, the Company issued Baker & Taylor a warrant to purchase 62,500 shares of its common stock at an exercise price of $0.22 per share. The Company recorded expense over the remaining initial contractual term of the agreement for the estimated fair value of the warrant on the date of grant using an established option pricing model.

     In connection with the above transactions, the Company recorded an expense of $798,000 and $169,000 for the years ended December 31, 1998 and 1999, respectively. Such amounts are classified as equity transactions-related party in the accompanying consolidated statement of operations. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%; expected volatility of 74.0%; risk-free interest rate of 6.0%; and expected term of 3 to 5 years.

     In August 1999, Baker & Taylor transferred its ownership interest in the Company to B&T ENTERPRISES, L.L.C., a limited liability company.

     Effective October 1, 1999, the Company entered into a new Operating Agreement with Baker & Taylor and amended the other agreements governing the Company's operating relationship with Baker & Taylor. Subject to certain exceptions related to obligations for existing customers, Baker & Taylor has agreed for a period of 18 months not to provide direct-to-customer fulfillment services for any online textbook retailer serving students at colleges and universities, distance learning programs and high schools located in the United States that require students to purchase their textbooks . In return, the Company has agreed to use Baker & Taylor as its principal supplier. The exclusivity is automatically extended each semester to remain at 18 months as long as the Company and Baker & Taylor agree on the amount of inventory Baker & Taylor needs to acquire for the upcoming semester. The agreement provides that Baker & Taylor would provide its services initially for three years, subject to automatic annual extensions after the initial period. The amendment provides for assignment of separate values to the separate services provided by Baker &
Taylor: supply of books, shipping and other services, including webpage content and customer database management.

4. FIXED ASSETS

     Fixed assets, at cost, consist of the following at December 31, 1998 and 1999:

                                                   1998            1999
                                                ----------      ----------
                                                      (IN THOUSANDS)
             Computer equipment ...........       $   101        $ 2,073
             Software .....................             3            261
             Furniture and fixtures .......             2             25
                                                  -------        -------
                                                      106          2,359
             Less: accumulated depreciation            (6)          (319)
                                                  -------        -------
             Fixed assets, net ............       $   100        $ 2,040
                                                  =======        =======

     Depreciation and amortization expense was approximately $6,000 and $ 313,000 for the years ended December 31, 1998 and 1999, respectively.

5. CONVERTIBLE NOTES PAYABLE

     On December 8, 1998, the Company issued unsecured convertible notes due June 8, 2000 totaling $1.35 million and warrants to purchase 144,642 shares of the Company's common stock under the terms of a Note and Warrant Purchase Agreement. Of these amounts, $500,000 of the convertible notes and 53,571 warrants were issued to a related party -- see note 3. Approximately $214,100 of the proceeds from the notes was allocated to the purchase price of the warrants based on the relative fair values of the notes and the warrants. The warrants have an exercise price of approximately $2.33 per share, are exercisable at any time after issuance and expire on December 9, 2003 (see note 7). Debt discount of approximately $214,000 was recorded as a result of the transaction. Total convertible debt was $1.15 million, including $12,000 as a result of the amortization of discount, at December 31, 1998.

     Both the Company and the holders of the notes had the right to convert the notes plus accrued interest thereon, at the rate of 8% per annum, into Series B preferred stock upon the consummation of a new round of preferred stock financing equal to or greater than $3.0 million, at a price no greater than $2.865 per share. In February 1999, the notes (total of $1.16 million) were converted into 937,500 shares of Series B preferred stock in conjunction with the Company's Series B preferred stock financing (see note 7) at the same price as the Series B preferred stock of $1.44 per share.

6. COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases office space in Washington, D.C. under a noncancelable operating lease. The lease includes a provision for annual rent escalation of 2.0% and requires the Company to pay for a portion of executory costs such as taxes and insurance. The lease expires February 28, 2003. The Company also leases certain office furniture. Future minimum lease payments excluding executory costs, are as follows:

                            YEAR ENDING DECEMBER 31,         AMOUNT
                     ---------------------------------  -----------------
                                                         (IN THOUSANDS)
                      2000............................       $ 1,102
                      2001............................         1,204
                      2002............................         1,225
                      2003............................           241
                                                             -------
                                                             $ 3,772
                                                             -------

     Rent expense under operating leases was approximately $22,000 and $ 368,000 for the years ended December 31, 1998 and 1999, respectively. Rent payments in 1998 were made to a related party.

Legal Proceedings

     On October 29, 1999, the Company was sued by the National Association of College Stores, or N.A.C.S., in the United States District Court for the District of Columbia. In their complaint, N.A.C.S. alleged that the Company uses false and misleading advertisements in its efforts to sell textbooks. Specifically, the complaint alleges that the Company falsely advertises discounts of 40% on textbooks on its Web site. The complaint also alleges that there is no suggested retail price for textbooks from which to calculate discounts. N.A.C.S. claims that, in making the alleged false and misleading statements, the Company is implying that N.A.C.S. member stores overcharge students for their textbooks. The complaint requests that the Company be prevented from claiming in any advertising or promotional material, packaging or the like, or representing in any way, that it offers discounts or percentages off of textbooks unless the Company clearly and prominently identifies the true basis for the claimed discount, the source of the comparative price it uses to determine the discounts it offers and the true percentage of textbooks offered at the stated discounted price. In addition, N.A.C.S. seeks to have the Company retract all prior claims through prominent statements on its Web site. The complaint does not seek monetary damages, other than attorneys' fees.

     The Company believes these claims to be completely without merit. The Company's Web site and its advertising truthfully state that it offers college textbooks at up to 40% off suggested price. The Company also believes that the industry data it uses to determine the suggested price from which it calculates discounts is appropriate. The Company has filed a motion to dismiss these claims and is awaiting a ruling on its motion.

     Management does not believe this lawsuit, even if adversely decided, will have a material effect on the results of operations or financial condition of the Company.

     The Company is a party to various other legal proceedings and claims incidental to their business. Management does not believe that these matters will have a material adverse effect on the results of operations or financial condition of the Company.

Other

     In conjunction with the Company's interactive marketing agreement with AOL's ICQ, Inc.(see Note 7), the Company has agreed to pay ICQ an aggregate of $9.0 million over the three years of the agreement.

7. STOCKHOLDERS' EQUITY

Authorized Capital

     At December 31, 1999, the Company was authorized to issue 18,760,859 shares of preferred stock, $.0001 par value per share, and 27,932,927 shares of common stock, $.0001 par value per share. The Company has designated 2,071,420 shares of the authorized preferred stock as Series A preferred stock, 6,933,806 shares as Series B preferred stock and 9,755,633 shares as Series C preferred stock.

     On December 9, 1999, the board of directors declared a one-for-two reverse stock split. On December 10, 1999, the shareholders of the Company approved the one-for-two reverse stock split. The share and per share information contained in these financial statements has been retroactively adjusted for the impact of the stock split.

Voting Rights

     Holders of preferred stock are entitled to vote together with holders of common stock. The number of votes granted to preferred stockholders is equal to the number of full shares of common stock into which each share of preferred stock could be converted on the record date of the vote. Special voting rights are provided to preferred stockholders for certain actions, as long as a minimum number of preferred shares remain outstanding, such as increasing the size of the board of directors.

Series A Preferred Stock

     On August 6, 1998 and December 3, 1998, the Company issued an aggregate of 2,071,420 shares of Series A preferred stock at a purchase price of $0.70 per share, resulting in gross proceeds of approximately $1.5 million. Holders of Series A preferred stock are entitled to dividends when and if declared by the board of directors at a rate of $0.056 per annum, per share. The right to such dividend is not cumulative. The Company may not declare or pay any distribution by a dividend or otherwise until the holders of preferred stock first receive a distribution equal to the cumulative dividend due for each outstanding share of preferred stock.

     In the event of a liquidation, dissolution or winding up of the Company, (a "Liquidation Event") the holders of Series A preferred stock are entitled to a liquidation preference of $0.70 per share plus any declared and unpaid dividends. After payment has been made to the holders of the Series A preferred stock, any remaining assets would be divided pro rata among the holders of common, Series A preferred, Series B preferred, and Series C preferred stock based on the common stock into which they would have the right to acquire upon conversion. The maximum amount allocable to the holders of Series A preferred stock is $1.40 per share. Thereafter, all remaining assets or property shall be distributed to the common shareholders.

     Series A preferred stock is convertible into common stock of the Company by dividing the conversion value per share ($1.40) at the time of conversion by the conversion price, as adjusted.

     Each share of Series A preferred stock is automatically converted into shares of common stock upon the earlier of (i) the affirmative vote or written consent of the holders of more than 66 2/3% of the outstanding shares of the preferred stock or (ii) immediately in the event of an initial public offering in which the aggregate gross proceeds to the Company are at least $7.5 million after deduction of underwriting discounts and commissions and offering expenses.

     The sale of common stock or common stock equivalents is subject to a right of first refusal by certain investors.

Series B Preferred Stock

     In February 1999, the Company issued 6,933,806 shares of Series B preferred stock at a purchase price of $1.44 per share, resulting in gross proceeds of approximately $10.0 million. Holders of Series B preferred stock are entitled to cumulative dividends at a rate of $0.115 per annum, per share, adjusted for any combinations, consolidations or stock dividends payable if and when declared by the board of directors. Dividends accrue from the issue date irrespective of whether the board of directors declares a dividend. Cumulative unpaid dividends are $ 673,000 at December 31, 1999.

     In the event of a Liquidation Event, the holders of Series B preferred stock are entitled to a liquidation preference of $1.44 per share plus cumulative unpaid dividends. After payment has been made to the holders of the Series A preferred stock of the Series A liquidation amount, to the holders of the Series B preferred stock of the Series B liquidation amount, and to the holders of Series C preferred stock of the Series C liquidation amount, any assets remaining would be divided pro rata among the holders of common, Series A preferred, Series B preferred and Series C preferred stock based on the common stock into which they have the right to acquire upon conversion.

     The maximum amount payable to the Series B Preferred Shareholders is (i) $2.88 per share on or prior to the second anniversary of issuance; (ii) $4.32 per share after the second, but before the third anniversary; and (iii) $5.76 per share after the third anniversary. Thereafter, all remaining assets or property shall be distributed to the common shareholders.

     Notwithstanding the above, in the event of a Liquidation Event each holder of Series B preferred shares may elect to convert its shares of Series B preferred shares into common stock.

     Series B preferred stock is convertible into common stock of the Company by dividing the conversion value per share ($2.88) at the time of conversion by the conversion price, as adjusted. Any accrued and unpaid dividends are forfeited at the time of conversion.

     Each share of preferred stock is automatically converted into shares of common stock without notice on the closing date of a qualifying public offering. A qualifying public offering is defined as the first underwritten public offering by the Company of authorized, but unissued, shares of common stock that is led by a nationally recognized underwriter pursuant to which the gross proceeds to the Company are at least $20.0 million, the per share price of common stock sold in such offering is not less than $5.00 per share, and the pre-offering valuation of the Company is not less than $72.0 million.

     In connection with the issuance of Series B preferred stock, the Company is required to meet various covenants including board of directors approval of actions such as issuances of long-term debt in excess of $100,000, the sale or other disposition of all or substantially all of the Company's property or business, and capital expenditures in excess of $100,000. The Company was in compliance with all such covenants at December 31, 1999.

Series C Preferred Stock

     In August and September 1999, the Company issued an aggregate of 8,928,571 shares of Series C preferred stock at a purchase price of $3.36 per share, resulting in gross proceeds of approximately $30.0 million. Holders of Series C preferred stock are entitled to cumulative dividends at a rate of $0.2688 per annum, per share, adjusted for any combinations, consolidations or stock dividends, payable if and when declared by the board of directors. Dividends accrue from the issue date irrespective of whether the board of directors declares a dividend. Cumulative unpaid dividends are $814,000 at December 31, 1999.

     In the event of a Liquidation Event, the holders of Series C preferred stock are entitled to a liquidation preference of $3.36 per share plus any cumulative unpaid dividends. After payment has been made to the holders of the Series A preferred stock of the Series A liquidation amount, to the holders of the Series B preferred stock of the Series B liquidation amount and to the holders of Series C preferred stock of the Series C liquidation amount, any assets remaining would be divided pro rata among the holders of common, Series A preferred, Series B preferred and Series C preferred stock based on the common stock into which they have the right to acquire upon conversion. The maximum amount payable to the Series C preferred shareholders is (i) $6.72 per share on or prior to the second anniversary of issuance; (ii) $10.08 per share after the second, but before the third anniversary; and (iii) $13.44 per share after the third anniversary. Thereafter, all remaining assets or property shall be distributed to the common shareholders.


     Notwithstanding the above, in the event of a Liquidation Event, each holder of Series C preferred shares may elect to convert its shares of Series C preferred shares into common stock.


     Series C preferred stock is convertible into common stock of the Company by dividing the conversion value per share ($6.72) at the time of conversion by the conversion price, as adjusted. Any accrued and unpaid dividends are forfeited at the time of conversion.

     Each share of preferred stock is automatically converted into shares of common stock without notice on the closing date of a qualifying public offering. A qualifying public offering is defined as the first underwritten public offering by the Company of authorized, but unissued, shares of common stock that is led by a nationally recognized underwriter pursuant to which the gross proceeds to the Company are at least $25.0 million, the per share price of common stock sold in such offering is not less than $11.94 per share, and the pre-money valuation of the Company is not less than $160.0 million if the offering is completed by August 31, 2000 and $180.0 million if completed anytime thereafter.

     In connection with the issuance of Series C preferred stock, the Company is required to meet various covenants including board of director approval of actions such as issuances of long-term debt in excess of $100,000, the sale or other disposition of all or substantially all of the Company's property or business, and capital expenditures in excess of $100,000. The Company was in compliance with all such covenants at December 31, 1999.

Warrants

     On December 8, 1998, in connection with the issuance of $1,350,000 of convertible promissory notes, the Company issued warrants to purchase 144,642 shares of the Company's common stock. Additional warrants to purchase 16,065 shares were issued to the holders of the notes in February 1999. The estimated fair value of the additional warrants on the date of grant of approximately $32,000 is recorded as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 1999 (see notes 3 and 5).

     In April 1999, the Company entered into an agreement with a third party under which a warrant to purchase 25,000 shares with an exercise price of $6.00 per share of the Company's common stock will be issued upon the achievement of contractual revenues of $30.0, million on or before December 31, 2000, with an additional warrant for 50,000 shares with an exercise price of $6.00 per share which will be exercisable if contractual revenues equal or exceed $80.0, million on or before July 31, 2001. Since the exercisability of these warrants is based on the achievement of uncertain future revenue targets, the Company has not recorded any expense for these warrants. These warrants could result in a significant charge to operating results in the future.

     During 1998, the Company issued warrants to Baker & Taylor, its supplier of textbooks, to purchase up to 107,143 and 50,000 shares of common stock at exercise prices of $2.33 and $0.20 per share, respectively. An additional warrant to purchase up to 62,500 shares of common stock at an exercise price of $0.22 per share was issued to Baker & Taylor in 1999. (See note 3 for a discussion of transactions with Baker & Taylor).

     On December 22, 1999, the Company entered into an interactive marketing agreement with ICQ, Inc., a subsidiary of America Online, Inc. or AOL. Pursuant to the agreement, the Company will be the exclusive college-targeted commerce partner on the ICQ instant messaging service as well as its Web site, www.icq.com. In addition, other than ICQ itself, the Company will be the exclusive targeted advertiser and marketer of the ICQ service and ICQ.com on U.S. college campuses. The exclusive period of the Company's relationship expires on December 31, 2000. During the term of the Company's exclusive relationship with ICQ, ICQ may not enter into an agreement with another college-targeted commerce partner but may accept noncommerce-related college-targeted content from our specified competitors.

     Pursuant to the interactive marketing agreement, the Company has agreed to pay ICQ an aggregate of $9.0 million in installments over the next three years. In addition, the Company has granted AOL warrants to purchase 528,738 shares of common stock, which represented 3% of the Company's aggregate common stock outstanding and reserved for issuance immediately prior to its initial public offering, at a price of $10 per share. Warrants to purchase 176,245 shares are currently vested with the remaining shares vesting over the next three years depending on the performance of ICQ under the interactive marketing agreement with ICQ. The Company believes that ICQ will be able to meet the criteria needed to allow AOL to exercise the warrants. As a result, the Company will record an expense for the warrants from the date of issuance to the vesting date based upon the current fair market value of the warrants as required under EITF 96-18. Initially, the Company recorded a deferred charge equal to $1.2 million, which was the fair value of the vested portion of the warrant issued in December on the date of issuance. The deferred charge is being amortized on a straight-line basis over the three-year life of the agreement. Expense of approximately $15,400 was recorded and is reflected as a component of marketing and sales expense in the accompanying consolidated statement of operations for the year ended Decmeber 31, 1999.

     As of December 31, 1998 and 1999, no warrants had been exercised. Warrants to purchase 301,786 and 948,596 shares of the Company's common stock were outstanding at December 31, 1998 and 1999, respectively. The Company reserved shares of its common stock to issue upon conversion as follows: 1,035,706 for Series A preferred stock and 3,466,897 Series B preferred stock, 4,464,276 for Series C preferred stock, and 455,350 for outstanding warrants.

8. STOCK-BASED COMPENSATION

     On October 2, 1998, the Company adopted the 1998 Stock Plan, under which incentive stock options, non-qualified stock options or stock rights, or any combination thereof may be granted to the Company's employees. The board of directors, or a Committee appointed by the board, administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years. Each optionee has a vested interest in 25% of the option shares upon the completion of one year of service. The remaining balance vests in equal successive monthly installments of 1/36 upon the completion of each of the next 36 months of service. Vested options held at the date of termination may be exercised within three months. The board of directors may terminate the Plan at anytime.

     Stock option activity was as follows:

                                                                                             WEIGHTED
                                                         NUMBER OF                           AVERAGE
                                                           STOCK            EXERCISE         EXERCISE
                                                          OPTIONS             PRICE           PRICE
                                                        -----------       ------------      -----------
                                                                         (IN THOUSANDS)
                    Outstanding, December 31, 1997           --                --                 --
                    Granted ......................          179          $ 0.20--$0.30       $   0.21
                    Exercised ....................           --                --                 --
                    Cancelled ....................           --                --                 --
                                                          -----
                    Outstanding, December 31, 1998          179                --            $   0.21
                    Granted.......................        2,112          $ 0.20--$10.00          0.73
                    Exercised.....................         (124)         $ 0.20--$ 6.04          0.31
                    Cancelled.....................         (315)         $ 0.20--$10.00          1.17
                                                          -----
                    Outstanding, December 31, 1999        1,852                --                0.64
                                                          =====

     The Company has reserved an additional 2,024,035 shares of its common stock for future option grants. There are 4.0 million shares authorized under the Company's Stock Option Plan.

     The following table summarizes information about options at December 31, 1999.

                                     OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                       -------------------------------------------------------------  -------------------------------------
           RANGE OF                               WEIGHTED AVG.
           EXERCISE         NUMBER                  REMAINING         WEIGHTED AVG.          NUMBER            WEIGHTED AVG.
             PRICE        OUTSTANDING           CONTRACTUAL LIFE     EXERCISE PRICE        OUTSTANDING        EXERCISE PRICE
        -------------  --------------------  --------------------- -----------------  --------------------   ---------------
                          (in thousands)            (years)                              (in thousands)
          $.20 to $.30           804                       9.35         $    0.29                 137            $    0.28
             $6.04               171                       9.71         $    6.04                  12            $    6.04
             $8.00               113                       9.80         $    8.00                 -              $    8.00
            $10.00               764                       9.92         $   10.00                 -              $   10.00
                           ----------                                                         -------
                               1,852                       9.65         $    5.30                 149            $    0.76
                           ==========                                                         =======

     Options granted during the year ended December 31, 1998 and 1999, excluding those granted to the Company's Chief Executive Officer as discussed below, resulted in deferred compensation of $353,737 and $ 5.1 million, respectively. The amounts recorded represent the difference between the exercise price and the deemed fair value (the fair value per share was derived by reference to the preferred stock values since inception with ratable increases between preferred stock issuance dates) of the underlying common stock on the date of grant. Amortization of deferred compensation for these options was $146,023 and $1,689,261 for the years ended December 31, 1998, and 1999, respectively, and is included in the accompanying consolidated statements of operations.

     Effective August 1, 1999, the Company sold 207,077 shares of its common stock to its Chief Executive Officer in exchange for a $62,123 promissory note and 207,077 shares of its common stock to its Executive Vice President, Development in exchange for a $62,123 promissory note. The notes bear interest at the Applicable Federal Rate (5.43% for August 1999) and are due August 1, 2001. The shares vest at a rate of 40% upon the completion of one year of service with the remaining 60% vesting at the end of the second year. Under the terms of the agreement, none of the shares vest if either is terminated for cause or voluntarily resigns. The shares, however, fully vest prior to the completion of two years of service if (i) either is terminated without cause or
(ii) upon certain conditions if a change of control occurs. Mr. Levy's shares accelerated upon his separation which was effective March 15, 2000. Effective August 24, 1999, the Company's Chief Executive Officer was granted an option to purchase 138,052 shares of the Company's common stock at an exercise price of $0.30 per share. This option vests in equal monthly installments over each of the next 48 months of service. Also, on December 17, 1999, the Company granted to its Chief Executive Officer an option to purchase 2% of the Company's fully diluted common stock at an exercise price of $10 per share. The Company has established that the fair value of the underlying stock for both the sale of common stock and grant of options is in excess of the exercise price. As a result, the Company recorded deferred compensation of $3.5 million and 1.1 million during August 1999 and December 1999, respectively. Amortization of deferred compensation was $888,528 for the year ended December 31, 1999 and is included in non-cash compensation in the accompanying consolidated statement of operations. Non-cash compensation is being charged to operations over the vesting period of the underlying shares and options.

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages adoption of a fair value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method for options granted to employees and disclose pro forma net loss and loss per share. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been as follows:


                                                                                     YEAR ENDED              YEAR ENDED
                                                                                  DECEMBER 31, 1998      DECEMBER 31, 1999
                                                                                  -----------------      -----------------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
               Net loss as reported.....................................           $   (2,689)               $  (31,508)
               Pro forma net loss.......................................               (2,697)                  (32,185)
               Net loss per share as reported, basic and diluted........                (1.53)                   (14.15)
               Pro forma net loss per share, basic and diluted..........                (1.54)                   (14.46)

     The weighted-average fair value of options granted during the years ended December 31, 1998 and 1999 was approximately $1.96 and $6.17, respectively, based on the Black-Scholes option pricing model.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1998: Dividend yield of 0.0%; expected volatility of 74.0%; risk-free interest rate of 6.0%; and expected term of 2 to 5 years. The following assumptions were used for grants during the year ended December 31, 1999: Dividend yield of 0.0%; expected volatility of 74.0%; risk-free interest rate of 6.0 to 6.4%; and expected term of 2 to 5 years.

     As of December 31, 1998 and 1999, the weighted average remaining contractual life of the options was 9.8 and 9.6 years, respectively.

     In November 1999, effective upon completion of the initial public offering of the Company's common stock, the Company adopted an Employee Stock Purchase Plan. The plan is designed to allow employees to purchase shares of common stock, at quarterly intervals, through periodic payroll deductions. A total of 500,000 shares of common stock are available for issuance under the plan. The board may at any time amend, modify or terminate the plan. The plan will terminate no later than November 19, 2009.




9.  EARNINGS (LOSS) PER SHARE

     Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS No. 128") promulgates accounting standards for the computation and manner of presentation of the Company's earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The reconciliation of the basic and diluted earnings per share computations for the year ended December 31, 1998 and 1999, is as follows:

                                                      1998                                      1999
                                     ----------------------------------------   --------------------------------------
                                                                   PER SHARE                                PER SHARE
                                      NET LOSS       SHARES         AMOUNT       NET LOSS       SHARES        AMOUNT
                                     ----------    ----------    ------------   -----------   ---------    -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
Net loss...........................   $(2,689)                                  $(31,508)
Less: preferred stock dividends....        --                                      1,487
                                      --------                                  ---------
Basic EPS
 Net loss available to common
  stockholders.....................    (2,689)      1,755,536      $(1.53)       (32,995)      2,226,225      $(14.82)
Effect of Dilutive Securities
  Convertible debt.................        --              --          --             --              --           --
  Convertible preferred stock......        --              --          --             --              --           --
  Stock option plans and
   Warrants........................        --              --          --             --              --           --
Dilutive EPS
 Net loss available to common
  stockholders and assumed            --------     ----------     --------      ---------     ----------      --------
  conversions......................   $(2,689)      1,755,536      $(1.53)      $(32,995)      2,226,225      $(14.82)
                                      ========     ==========     ========      =========     ==========      ========

     The Company's convertible debt, which is exchangeable into shares of the Company's common stock, was outstanding during calendar 1998 and for approximately two months during the year ended December 31, 1999, but was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 179,490 and 301,786 shares, respectively, of common stock were outstanding during 1998 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 1.9 million and 948,596 shares, respectively, of common stock were outstanding during the year ended December 31, 1999 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company's Series A preferred stock, which is convertible into 1,035,706 shares of the Company's common stock, was outstanding during calendar 1998 and 1999, but was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company's Series B and Series C preferred stock, which are convertible into 3,466,897 and 4,464,276 shares, respectively, of common stock were outstanding during 1999 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

10.  INCOME TAXES

     The Company did not provide any current or deferred federal or state tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

     At December 31, 1998 and 1999, the Company had net operating loss carryforwards of approximately $1.7 million and $29.9 million, respectively, related to federal and state jurisdictions. These net operating loss carryforwards will begin to expire at various times beginning 2018. For federal and state tax purposes, a portion of the Company's net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 1998 and 1999:

                                                                           1998             1999
                                                                      -------------      ----------
                                                                              (IN THOUSANDS)
            Deferred tax assets:
              Net operating loss carryforwards/other carryovers          $   753           $ 12,075
              Financing and start-up costs ....................              257                231
              Accrued expenses ................................               --                537
                                                                         -------           --------
                      Total deferred tax assets ...............            1,010             12,843
            Valuation allowance ...............................             (985)           (12,494)
                                                                         -------           --------
            Net deferred tax assets ...........................               25                349
                                                                         -------           --------
            Deferred tax liabilities:
              Depreciation and amortization ...................              (25)               (80)
              Deferred advertising ............................               --               (269)
                                                                         -------           --------
                      Total net deferred tax assets ...........          $    --          $      --
                                                                         =======           ========

11. SUBSEQUENT EVENTS

     On January 19, 2000 the Company executed a revolving line of credit agreement with Imperial Bank to provide it with a revolving credit facility in an aggregate amount of $7.5 million with sublimits of $3.0 million for purchases of property, equipment and software and $750,000 for letters of credit. The maturity date for advances for working capital is December 31, 2000 and for property, equipment and software advances, the maturity date is December 31, 2002. Interest on outstanding balances accrues at Imperial's prime rate (8.5% at December 31, 1999) plus 1% until the closing of the Company's initial public offering, and afterwards at Imperial's prime rate. All amounts outstanding, which could be up to $7.5 million, are collateralized by a pledge of all of the Company's assets. Under the terms of the credit facility, as amended, the Company must maintain a tangible net worth of $15.0 million and the Company must maintain a ratio of its current assets to its current liabilities of 1.5 to 1. The Company also issued warrants to Imperial to purchase 37,500 shares of its common stock at an exercise price of $10 per share. The Company borrowed $2.5 million under the revolving credit facility during February 2000 and repaid such borrowings with a portion of the net proceeds of its initial public offering on February 22, 2000.

     On February 3, 2000, the Company entered into a marketing services agreement and a product promotion agreement with Sallie Mae, Inc. Pursuant to the marketing services agreement, Sallie Mae will pay the Company $2.0 million over a two year period. In exchange, the Company will develop and execute a marketing plan for Sallie Mae to reach the college market.

     In addition, the Company, pursuant to the product promotion agreement, will pay Sallie Mae referral fees based on a percentage of any revenue generated by Sallie Mae customers during the term of the arrangement. Sallie Mae will promote the Company's products to Sallie Mae customers. Sallie Mae will also actively promote the Company's partnership program to the schools to which it sells and promotes Sallie Mae products. In addition, the Company will be the exclusive textbook retailer on the Sallie Mae Web site. In exchange, the Company will grant Sallie Mae a warrant to purchase up to 616,863 shares of common stock, which represents 3.5% of its aggregate common stock outstanding and reserved for issuance immediately prior to the completion of the Company's initial public offering, at a price equal to the initial public offering price of $10 per share. Of these shares, 352,493 vested on February 3, 2000 and the remaining 264,370 shares will vest over the two year term of the agreement depending on the number of customer transactions and partnership school referrals Sallie Mae delivers during that period. The Company believes that Sallie Mae will be able to meet the criteria needed to allow it to exercise the performance based warrants. As a result, the Company began to record an expense for the warrants from the date of issuance. Initially, the Company recorded a deferred charge during the quarter ended March 31, 2000 of approximately $2.6 million, which was the fair value of the vested portion of the warrant on the date of grant. The fair value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; volatility of 74%; risk free interest rate of 6.0%; and expected term of 7 years. The deferred charge will be amortized on a straight-line basis over the two-year life of the agreement.

     On January 31, 2000 the Company granted to employees options to purchase 479,150 shares of its common stock at an exercise price of $10 per share.

     On February 15, 2000, the Company completed its initial public offering, which involved the sale of 4,075,000 shares of common stock (4,000,000 shares were sold by the Company and 75,000 shares were sold by selling shareholders) at $10.00 per share. On March 13, 2000, the Company sold an additional 35,000 shares pursuant to the exercise of the underwriters over-allotment option at $10.00 per share. Total proceeds to the Company, after deducting underwriting commissions and discounts, were $36.0 million.

     The employment of the Company's co-founder and Executive Vice-President of Development ended on March 15, 2000. Under the terms of his separation, all of the shares he held which were subject to re-purchase vested immediately and the Company paid him $150,000 in accordance with existing contractual arrangements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by this section is incorporated by reference to
Item 11(i) of the Company's Registration Statement on Form S-1 (File No. 333-89049).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Consolidated Financial Statements. The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 of this Form 10-K:


                    (a)  Report of Independent Accountants

                    (b) Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1999

                    (c) Consolidated Balance Sheets as of December 31, 1998 and 1999

                    (d) Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended December 31, 1998 and 1999

                    (e) Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1999

                    (f)  Notes to Consolidated Financial Statements

          2. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.


          3.   Exhibits.

          The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K, and such Exhibit Index is incorporated herein by reference.

(B) REPORTS ON FORM 8-K.

        A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 6, 2000 to report, pursuant to Item 5, the issuance of a press release on February 28, 2000 announcing its results for the fourth quarter and year ended December 31, 1999.

(C) EXHIBITS.

The Company hereby files as part of this Form 10-K the exhibits listed on the
Exhibit Index referenced in Item 14(a)(3) above. Exhibits can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Washington, D.C., 20549 and at the Commission's regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The common stock of the Company is traded on the Nasdaq National Market. Reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1735 K Street, N.W., Washington, D.C. 20006.

(D) FINANCIAL STATEMENT SCHEDULES.

The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, IN THE CITY OF WASHINGTON, DISTRICT OF COLUMBIA, ON THE 30TH DAY OF MARCH, 2000.

                                                        VarsityBooks.com Inc.

                                                        By:  /s/ Eric J. Kuhn
                                                        --- ------------------
                                                                 Eric J. Kuhn
                                        Chief Executive Officer and President

                        POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of VarsityBooks.com Inc., hereby severally constitute and appoint Eric J. Kuhn, our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable VarsityBooks.com Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                                   Title                                          Date
/s/ Eric J. Kuhn                            Chairman of the Board of Directors,            March 30, 2000
----------------                            Chief Executive Officer and President
Eric J. Kuhn                                (Principal Executive Officer)


/s/ Timothy J. Levy                         Director                                       March 30, 2000
-------------------
Timothy J. Levy



/s/Richard Hozik                            Senior Vice President and Chief Financial      March 30, 2000
----------------                            Officer (Principal Financial and Accounting
Richard Hozik                               Officer)

/s/ Jonathan N. Grayer                      Director                                       March 30, 2000
----------------------
Jonathan N. Grayer

/s/ Allen L. Morgan                         Director                                       March 30, 2000
-------------------
Allen L. Morgan

/s/ Andrew Oleszczuk                        Director                                       March 30, 2000
--------------------
Andrew Oleszczuk

/s/ Gene Riechers                           Director                                       March 30, 2000
-----------------
Gene Riechers

/s/ James S. Ulsamer                        Director                                       March 30, 2000
--------------------
James S. Ulsamer

                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION
3.1(1)               Amended and Restated Certificate of Incorporation of the
                        Company, as amended.
3.2(1)               Amended and Restated By-laws of the Company.
4.1(1)               Specimen Certificate of the Company's common stock.
4.2(1)               Registration Rights Agreement with Campus Pipeline dated as of April 27, 1999.
10.1(1)              Form of Indemnification Agreement entered into between the Company and its directors and executive officers.
10.2(1)              1998 Stock Option Plan.
10.3(1)              Amended and Restated Operating Agreement by and between Baker & Taylor, Inc.
                       and VarsityBooks.com Inc. dated as of October 1, 1999.
10.4(1)              Amended and Restated Database License Agreement by and between Baker & Taylor, Inc.
                       and VarsityBooks.com Inc. dated as of October 1, 1999.
10.5(1)              Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and
                       VarsityBooks.com Inc. dated as of October 1, 1999
10.6(1)              Promotional and Customer Service Agreement by and between Baker & Taylor, Inc.
                       and VarsityBooks.com Inc. dated as of October 1, 1999.
10.7(1)              Agreement for Eric J. Kuhn.
10.8(1)              Agreement for Timothy J. Levy.
10.9(1)              Sublease by and between Student Loan Marketing Association and VarsityBooks.com Inc.
                       dated as of January 19, 1999.
10.10(1)             Sublease by and between AT&T Corp. and VarsityBooks.com Inc. dated as of
                       September 7, 1999.
10.11(1)             Employee Stock Purchase Plan.
10.12(1)             Interactive Marketing Agreement by and between AOL's ICQ, Inc. and the Registrant dated as of December 22, 1999.
10.13(1)             Credit Agreement by and between VarsityBooks.com Inc and Imperial Bank, dated as of
                       January 19, 2000
10.14(1)             Marketing Services Agreement by and between VarsityBooks.com Inc. and Sallie Mae, Inc.
                       dated as of February 3, 2000.
10.15(1)             Product Promotion Agreement by and between VarsityBooks.com Inc. and Sallie Mae, Inc.
                       dated as of February 3, 2000.
11.1                 Computation of Earnings Per Common Share.
16.1(1)              Letter from KPMG LLP in accordance with Item 304(a) of Regulation S-K.
21.1(1)              List of Subsidiaries of the Company.
23.1                 Consent of PricewaterhouseCoopers LLP.
24                   Power of Attorney (included on Signature Page to this report).
27                   Financial Data Schedule.
99.1                 Recent Sales of Unregistered Securities
99.2                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     (1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89049).