Form 10-Q
period 2000-03-31
VARSITYBOOKS COM INC
filed 2000-05-15
CIK 1069502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission file number 0-28977

VARSITYBOOKS.COM INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	54-1876848 (IRS Employer Identification Number)

2020 K Street, N.W., 6th Floor

Washington, D.C. 20006
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (202) 667-3400

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if

Changed, Since Last Report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [   ]  NO [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES [   ]  NO [   ]

As of May 10, 2000, the registrant had 15,702,749 shares of common stock outstanding.

VARSITYBOOKS.COM INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

VARSITYBOOKS.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

		Three Months Ended
		March 31,

		1999		2000

Net sales:

Product		$1,231			$11,306

Shipping		100			902

Total net sales		1,331			12,208

Operating expenses:

Cost of product — related party		1,161			10,444

Cost of shipping — related party		107			1,182

Equity transactions — related party		169			—

Marketing and sales:

Non-cash charges	$45		$738

Other marketing and sales (including $682 with related party at March 31, 2000)	2,082	2,127	12,843		13,581

Product development:

Non-cash charges (benefit)	7		(38)

Other product development	224	231	2,087		2,049

General and administrative:

Non-cash charges	7		1,596

Other general and administrative	486	493	2,410		4,006

Total operating expenses		4,288			31,262

Loss from operations		(2,957)			(19,054)

Interest income (expense), net:

Interest income		33			228

Interest expense		(43)			(17)

Interest income (expense), net		(10)			211

Net loss		(2,967)			(18,843)

Preferred stock dividends		72			—

Net loss applicable to common stockholders		$(3,039)			$(18,843)

Net loss per share (basic and diluted):

Net loss		$(1.46)			$(2.07)

Preferred stock dividends		.03			—

Net loss applicable to common stockholders		$(1.49)		$	(2.07)

Weighted average shares:

Basic and diluted		2,035,714			9,084,205

See accompanying notes to condensed consolidated financial statements.

VARSITYBOOKS.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 1999	March 31, 2000

		(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$7,813	$28,493

Short-term investments	480	480

Accounts receivable (including $94 and $191 with related party at December 31, 1999 and March 31, 2000, respectively), net of allowance for doubtful accounts of $100 at December 31, 1999 and March 31, 2000	626	1,295

Prepaid marketing	4,625	1,272

Deferred charge	1,024	—

Other	517	1,513

Total current assets	15,085	33,053

Fixed assets, net	2,040	2,598

Other assets	937	837

Total assets	$18,062	$36,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,482	$1,655

Accrued marketing expenses	1,511	404

Other accrued expenses and other current liabilities	1,610	745

Taxes payable	607	898

Accrued employee compensation and benefits	712	1,268

Total current liabilities	5,922	4,970

Long-term liabilities	93	153

Total liabilities	6,015	5,123

Commitments and contingencies

Stockholders’ equity:

Series A convertible preferred stock: $.0001 par value, 2,071,420 shares authorized, issued and outstanding at December 31, 1999 (liquidation preference of $1,450 at December 31, 1999)	—	—

Series B convertible preferred stock: $.0001 par value, 6,933,806 shares authorized, issued and outstanding at December 31, 1999 (liquidation preference of $10,658 at December 31, 1999)	1	—

Series C convertible preferred stock: $.0001 par value, 9,755,633 shares authorized; 8,928,571 shares issued and outstanding at December 31, 1999 (liquidation preference of $30,815 at December 31, 1999)	1	—

Preferred stock: $.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	—	—

Common stock, $.0001 par value, 27,932,927 and 60,000,000 shares authorized; 2,643,277 and 15,695,843 shares issued and outstanding at December 31, 1999 and March 31, 2000, respectively	—	2

Additional paid-in capital	53,707	94,753

Warrant subscription receivable and other	—	(2,552)

Notes receivable from stockholders	(124)	(124)

Deferred compensation	(7,341)	(7,674)

Accumulated deficit	(34,197)	(53,040)

Total stockholders’ equity	12,047	31,365

Total liabilities and stockholders’ equity	$18,062	$36,488

See accompanying notes to condensed consolidated financial statements.

VARSITYBOOKS.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	1999	2000

Operating activities:

Net loss	$(2,967)	$(18,843)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	11	245

Non-cash charges	58	2,295

Amortization of discount on convertible notes payable	12	—

Equity transactions with related party and interest expense related to warrants issued	201	—

Changes in operating assets and liabilities:

Accounts receivable, net	(51)	(668)

Prepaid marketing	—	3,353

Deferred charges	—	1,024

Other current assets	164	(912)

Accounts payable	56	173

Accrued marketing expenses	—	(1,106)

Other accrued expenses and other current liabilities	(1)	(865)

Taxes payable	77	291

Accrued employee compensation and benefits	9	556

Other non-current liabilities	—	60

Net cash used in operating activities	(2,431)	(14,397)

Investing activities:

Additions to fixed assets	(49)	(804)

Net cash used in investing activities	(49)	(804)

Financing activities:

Net proceeds from issuance of preferred stock	8,483	—

Net proceeds from issuance of common stock	—	35,881

Proceeds from note payable	—	2,500

Repayment of note payable	—	(2,500)

Net cash provided by financing activities	8,483	35,881

Net increase in cash and cash equivalents	6,003	20,680

Cash and cash equivalents at beginning of period	1,481	7,813

Cash and cash equivalents at end of period	$7,484	$28,493

Supplemental disclosure of cash flow information:

Cash paid for income taxes and interest	$—	$17

Supplemental schedule of noncash investing and financing activities:

Conversion of convertible notes payable to Series B preferred stock	$1,160	$—

Warrant subscription receivable and other	$—	$2,601

Deferred charge from issuance of warrants	$—	$92

See accompanying notes to condensed consolidated financial statements.

VARSITYBOOKS.COM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:  Description of Operations

      VarsityBooks.com Inc. (the “Company”), a leading online college retailer and provider of marketing services to the college demographic, was incorporated on December 16, 1997 and launched its Website in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly-owned subsidiaries, CollegeImpact.com Inc. and CollegeOps.com LLC, to assist in the overall management of its marketing and retailing activities, respectively.

      In February 2000, we issued 4,000,000 shares of Common Stock at an initial public offering price of $10.00 per share. In March 2000, we sold an additional 35,000 shares pursuant to the exercise of the underwriters’ over-allotment option at $10.00 per share. Total net proceeds were approximately $35.9 million. On February 22, 2000, approximately $2.5 million of this amount was used to pay all amounts due under the credit facility with Imperial Bank (“Imperial”) (see discussion below). As of March 31, 2000, approximately $5.3 million had been used for working capital purposes. The balance of approximately $28.1 million was invested in cash and cash equivalents at March 31, 2000.

Note 2:  Basis of Presentation

      The condensed consolidated financial statements of VarsityBooks.com Inc. and subsidiaries included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period in conformity with generally accepted accounting principles.

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the interim periods are not necessarily indicative of results for an entire year.

      Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Note 3:  Revolving Credit Facility

      On January 19, 2000, the Company executed a revolving credit agreement with Imperial in the aggregate amount of $7.5 million with sublimits of $3.0 million for purchases of property, equipment and software and $750,000 for letters of credit. The maturity date for advances of working capital is December 31, 2000 and for property, equipment and software advances, the maturity date is October 18, 2002. Interest on outstanding balances accrued at Imperial’s prime rate (9.0% at March 31, 2000) plus 1% until the closing of the Company’s initial public offering, and afterwards at Imperial’s prime rate. All amounts outstanding, which could be up to $7.5 million, are collateralized by a pledge of all of the Company’s assets. Under the terms of the credit facility, as amended, the Company must maintain tangible net worth of $15.0 million and a ratio of its current assets to its current liabilities of 1.5 to 1. The Company also issued warrants to Imperial to purchase 37,500 shares of its common stock at an exercise price of $10 per share. The Company borrowed $2.5 million under the revolving credit facility during February 2000 and repaid such borrowings on February 22, 2000 with a portion of the net proceeds of its initial public offering. No amounts were outstanding under the agreement at March 31, 2000 with the exception of a letter of credit in the amount of $0.2 million.

VARSITYBOOKS.COM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 4:  Marketing Services and Product Promotion Agreements

      On February 3, 2000, the Company entered into a marketing services agreement and a product promotion agreement with Sallie Mae, Inc. Pursuant to the marketing services agreement, Sallie Mae will pay the Company $2.0 million over a two year period. In exchange, the Company will develop and execute a marketing plan for Sallie Mae to reach the college market.

      Pursuant to the product promotion agreement, the Company will pay Sallie Mae referral fees based on a percentage of any revenue generated by Sallie Mae customers during the term of the arrangement. Sallie Mae will promote the Company’s products to Sallie Mae customers. Sallie Mae will also actively promote the Company’s partnership program to the schools to which it sells and promotes Sallie Mae products. In addition, the Company will be the exclusive textbook retailer on the Sallie Mae Web site. In exchange, the Company granted Sallie Mae a warrant to purchase up to 616,863 shares of common stock, which represented 3.5% of its aggregate common stock outstanding and reserved for issuance immediately prior to the completion of the Company’s initial public offering, at a price equal to the initial public offering price of $10 per share. Of these shares, 352,493 vested on February 3, 2000 and the remaining 264,370 shares will vest over the two year term of the agreement depending on the number of customer transactions and partnership school referrals Sallie Mae delivers during that period. The Company believes that Sallie Mae will be able to meet the criteria needed to allow it to exercise the performance based warrants. As a result, the Company began to record an expense for the performance based warrants from the date of issuance.

      Due to disparity in practice regarding the accounting for contracts similar to the Sallie Mae agreements, the Company is in process of seeking a determination from the United States Securities and Exchange Commission as to the proper accounting for these two separate agreements. Until such determination is made, the Company has elected to take the most conservative position with regard to the accounting for the agreements in these condensed consolidated financial statements.

      In the accompanying condensed consolidated financial statements for the quarter ended March 31, 2000, the Company has combined the two agreements for accounting purposes and recorded a receivable of $2.0 million and a deferred charge of $0.6 million. The total of the receivable and deferred charge of $2.6 million equaled the fair value of the vested portion of the warrant on the date of the grant. The fair value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; volatility of 74%; risk free interest rate of 6.0%; and expected term of 7 years. The receivable will be relieved as payments are made under the marketing services agreement and the deferred charge will be amortized on a straight-line basis over the two-year life of the agreement. Expense of approximately $50,000 was recorded as of March 31, 2000. The receivable and deferred charge are recorded as warrant subscription receivable and other, an offset to stockholders’ equity, in the accompanying condensed consolidated balance sheet as of March 31, 2000.

      If the agreements were accounted for as separate and distinct agreements then the $2 million of payments under the Marketing Services Agreement would be recognized as revenue as the related services are rendered. In addition, the fair value of the vested portion of the warrant of $2.6 million would be recognized as expense over the two year life of the agreement. It should be noted that the net impact on income (loss) from operations during the agreement term would be the same under either scenario. The Company expects the accounting for these agreements to be finalized in the second quarter of 2000.

Note 5:  Stock-Based Compensation

      On October 2, 1998, the Company adopted the 1998 Stock Plan, under which incentive stock options, non-qualified stock options or stock rights, or any combination thereof may be granted to the Company’s employees. The board of directors, or a Committee appointed by the board, administers the Plan and

VARSITYBOOKS.COM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Note 5:  Stock-Based Compensation — (Continued)

determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years. Generally, options vest over a 4 year period (25% at the end of 12 months and   1/36 per month thereafter until fully vested). Vested options held at the date of termination may be exercised within three months. The board of directors may terminate the Plan at anytime.

      Stock option activity was as follows:

			Weighted
	Number of		Average
	Stock	Exercise	Exercise
	Options	Price	Price

	(in thousands)

Outstanding, December 31, 1997	—	—	—

Granted	179	$0.20-$0.30	$0.21

Exercised	—	—	—

Cancelled	—	—	—

Outstanding, December 31, 1998	179	—	0.21

Granted	2,112	0.20-10.00	4.82

Exercised	(124)	0.20-6.04	0.31

Cancelled	(315)	0.20-10.00	1.17

Outstanding, December 31, 1999	1,852	—	5.30

Granted	587	10.00	10.00

Exercised	(36)	0.20-6.04	0.30

Cancelled	(171)	0.30-10.00	3.87

Outstanding, March 31, 2000	2,232		6.73

      The Company has reserved an additional 1.6 million shares of its common stock for future option grants. There are 4.0 million shares authorized under the Company’s Stock Option Plan.

      The following table summarizes information about options at March 31, 2000.

	Options Outstanding			Options Exercisable

Range of		Weighted Avg.	Weighted		Weighted
Exercise	Number	Remaining	Avg.	Number	Avg.
Price	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

	(in thousands)	(years)		(in thousands)
$.20-$.30	663	9.10	$0.29	69	$0.29
$6.04	166	9.46	6.04	14	6.04
$8.00	109	9.54	8.00	—	8.00
$10.00	1,294	9.74	10.00	24	10.00

	2,232	9.52	6.73	107	3.20

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

      Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form-10K for the year ended December 31, 1999 and other reports and filings made with the Securities and Exchange Commission.

Overview

      We are a leading online retailer of new college textbooks and we provide marketing services to other businesses interested in reaching the nation’s 15 million college students. We were incorporated in December 1997 and began offering books for sale on our Web site on August 10, 1998. For the period from inception through August 9, 1998, our primary activities consisted of:

•	developing our business model;

•	establishing, negotiating and consummating a relationship with our supplier, Baker & Taylor;

•	initial planning and development of our Web site;

•	developing our information systems infrastructure;

•	developing our marketing plans; and

•	establishing finance and administrative functions.

      Since the launch of our Web site, we have continued these activities and have also focused on increasing sales, expanding our product and service offerings, improving the efficiency of our order and fulfillment process, recruiting and training employees, recruiting and training our student representatives, developing our booklist operations, enhancing finance and administrative functions, and increasing customer service operations, and the depth of our management team to help implement our growth strategy.

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

      During the fourth quarter of fiscal 1999, we began generating revenues from marketing programs for which we used our student representative network to market to students on behalf of other businesses. In May 2000, we announced a shift in our business to focus on expanding our higher margin marketing services business. In addition, as part of this shift, we intend to lower the overall operating expenses of our book retail business.

      We have incurred substantial losses and negative cash flows from operations in every fiscal period since our inception. For the year ended December 31, 1999, we incurred a loss from operations of $31.9 million and negative cash flows from operations of $29.4 million. For the three month period ended March 31, 2000, we incurred a loss from operations of $19.1 million and negative cash flows from operations of $14.4 million. As of December 31, 1999 and March 31, 2000, we had accumulated deficits of $34.2 million and $53.0 million, respectively. We expect operating losses and negative cash flows to continue until at least the second half of 2001.

Results of Operations

      The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of
	Revenues

	Three Months Ended
	March 31,

	1999	2000

Net Sales:

Product	92.5%	92.6%

Shipping	7.5	7.4

Total net sales	100.0	100.0

Operating expenses:

Cost of product — related party	87.2	85.6

Cost of shipping — related party	8.1	9.7

Equity transactions — related party	12.7	—

Marketing and sales	159.8	111.2

Product development	17.4	16.8

General and administrative	37.0	32.8

Total operating expenses	322.2	256.1

Loss from operations	(222.2)	(156.1)

Interest income (expense), net	(0.7)	1.7

Net loss	(222.9)%	(154.4)%

Three Months Ended March 31, 2000

compared to
Three Months Ended March 31, 1999

  Net Sales

      Net sales increased to $12.2 million for the three months ended March 31, 2000 from $1.3 million for three months ended March 31, 1999, as a result of the significant growth in orders primarily from our expanding customer base. In addition, marketing services sales increased to $0.3 million for the three months ended March 31, 2000. There were no marketing services sales during the three months ended March 31, 1999.

  Operating Expenses

      Cost of Product-Related Party (Baker & Taylor). Cost of product-related party consists of the cost of products sold to customers. Cost of product-related party increased to $10.4 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999. This increase was primarily attributable to our increased sales volume. We expect that cost of product-related party will continue to increase as we expand our customer base.

      Cost of Shipping-Related Party (Baker & Taylor). Cost of shipping-related party consists of outbound shipping. Cost of shipping increased to $1.2 million for the three months ended March 31, 2000 from approximately $0.1 million for the three months ended March 31, 1999. This increase was primarily attributable to our increased sales volume. Also for the three months ended March 31, 2000, cost of shipping-related party exceeded shipping revenue by $0.3 million or 31.0%. As part of our business strategy, we charge a flat rate for shipping, which is less than our actual costs. We believe that this strategy is responsive to the competitive nature of our business and is positively perceived by our customer base. We expect that cost of shipping-related party will continue to exceed shipping revenue and will increase as we expand our customer base.

      Effective October 1, 1999 we amended the documents governing our relationship with Baker & Taylor. The amendment provides for assignment of separate values to the separate services provided by Baker and Taylor: supply of books, shipping and other services, including Web site content and customer database management. Such assignment is based on the relative fair value of each element as determined by Baker & Taylor. Effective with the amendment of our agreement with Baker & Taylor on October 1, 1999, we have included in “cost of product-related party” in our statement of operations the cost of purchased books from Baker & Taylor, we included in “shipping-related party” the cost of shipping charges from Baker & Taylor and we included in “marketing and sales” the cost of other services charged from Baker and Taylor.

      Equity Transactions-Related Party (Baker & Taylor). Equity transactions-related party consists of the fair value of warrants issued to Baker & Taylor. During 1999, we issued warrants to purchase up to 5,950 and 62,500 shares of our common stock at an exercise price of $2.33 and $0.22 per share, respectively, to Baker & Taylor. We estimated the fair value of the warrants on the date of grant using an established option pricing model. In connection with the Baker & Taylor equity transactions, we recorded an aggregate expense of $0.2 million for the three months ended March 31, 1999.

      Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in marketing and the expenses associated with the continued development of our nationwide network of student representatives. Marketing and sales expense increased to $13.6 million for the three months ended March 31, 2000 from $2.1 million for the three months ended March 31, 1999. This increase was primarily attributable to the expansion of our online and offline advertising, increased personnel and related expenses and the continued expansion of our network of student representatives and partnership program. Included in marketing and sales is advertising expense. Advertising expense increased to $6.5 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. Advertising expense increased as we continued our efforts to increase our customer base. Also included in marketing and sales is $0.7 million and less than $0.1 million of non-cash charges for the three months ended March 31, 2000 and 1999, respectively. Non-cash charges consist of the amortization of deferred compensation and charges related to warrants issued under the AOL/ICQ, Inc. and Sallie Mae agreements. Non-cash charges increased primarily as a result of additional option grants and the impact of warrants issued in connection with the AOL/ICQ, Inc. and Sallie Mae agreements which were executed in December 1999 and February 2000, respectively.

      Product Development. Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense increased to $2.0 million for the three months ended March 31, 2000 from $0.2 million for the three months ended March 31, 1999. This increase was primarily attributable to increased staffing and other costs related to the maintenance and content of our Web site.

      General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased to $4.0 million for the three months ended March 31, 2000 from $0.5 million for the three months ended December 31, 1999. This increase was primarily attributable to the hiring of additional personnel and increased professional services expenses. Included in general and administrative expenses is $1.6 million and less than $0.1 million of non-cash charges for the three months ended March 31, 2000 and 1999, respectively. Non-cash charges increased primarily as a result of additional options grants and the accelerated vesting of shares of our former Executive Vice President of Development.

  Interest Income (expense), net

      Interest income (expense), net consists of interest income on our cash and cash equivalents and investments, and interest expense attributable to our convertible notes payable at March 31, 1999 and credit facility at March 31, 2000. Interest income, net was $0.2 million for the three months ended March 31, 2000 compared to interest expense, net of less than $0.1 million for the three months ended March 31, 1999. This change was primarily attributable to interest income on higher average cash, cash equivalent and short-term investment balances during the three months ended March 31, 2000.

  Income Taxes

      As of March 31, 2000 we had net operating loss carryforwards for federal income tax purposes of $46.2 million which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through private sales of convertible preferred stock. On August 6, 1998 and December 3, 1998, we issued an aggregate of 2,071,420 shares of Series A preferred stock at a purchase price of $.70 per share, resulting in gross proceeds of approximately $1.5 million. On February 25, 1999, we issued 6,933,806 shares of Series B preferred stock at a purchase price of $1.44 per share, resulting in gross proceeds of approximately $10.0 million. On August 27, 1999 and September 21, 1999, we issued an aggregate of 8,928,571 shares of Series C preferred stock at a purchase price of $3.36 per share, resulting in gross proceeds of approximately $30.0 million. Upon the closing of our initial public offering, shares of our Series A, B and C preferred stock were converted into 8,966,879 shares of our common stock.

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

      In December 1999, we granted AOL a warrant to purchase 493,246 shares of our common stock, which does not include the additional warrant to purchase 1,125 shares which we granted to AOL when we entered into definitive agreements with Imperial Bank and the additional warrant to purchase 34,367 shares which we granted to AOL when we entered into the product promotion agreement with Sallie Mae, with an exercise price of $10 per share. Of the aggregate of 528,738 shares subject to purchase under these warrants, 176,245 are immediately exercisable and the remaining 352,493 shares will vest over the next three years based on ICQ’s performance under our interactive marketing agreement.

      In February 2000, we granted Sallie Mae, Inc. warrants to purchase up to 616,863 shares of our common stock, with an exercise price of $10 per share. Of these shares, warrants to purchase 352,493 are immediately exercisable and warrants to purchase the remaining 264,370 shares will vest over the next two years based on Sallie Mae’s performance under our product promotion agreement.

      In February 2000, we issued 4,000,000 shares of Common Stock at an initial public offering price of $10.00 per share. In March 2000, we sold an additional 35,000 shares pursuant to the exercise of the underwriters’ over-allotment option at $10.00 per share. Total net proceeds (after deducting discounts, commissions and other expenses of the offering) were approximately $35.9 million. On February 22, 2000, approximately $2.5 million of this amount was used to pay all amounts outstanding under the Credit Facility with Imperial Bank (see discussion below). As of March 31, 2000, approximately $5.3 million had been used for working capital purposes. The balance of approximately $28.1 million was invested in cash and cash equivalents at March 31, 2000.

      As of March 31, 2000, prepaid marketing expenses were $1.3 million compared to $4.6 million at December 31, 1999. The decrease is a result of costs incurred in conjunction with our January/ February selling period.

      As of December 31, 1999, we deferred costs of approximately $1.0 million related to our initial public offering. These costs were offset against additional-paid-in-capital upon the completion of our offering in February 2000. Such costs are reflected as a deferred charge in the accompanying December 31, 1999 consolidated balance sheet.

      Net cash used in operating activities was $14.4 million for the three months ended March 31, 2000, compared to $2.4 million for the three months ended March 31, 1999, consisting primarily of net losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

      Net cash used in investing activities was $0.8 million for the three months ended March 31, 2000, and less than $0.1 million for the three months ended March 31, 1999, consisting primarily of purchases of computer equipment and furniture and fixtures totaling $0.5 million and $0.1 million at March 31, 2000 and 1999, respectively. Also, for the three months ended March 31, 2000, the Company capitalized $0.3 million of development costs primarily related to its Web site. Such costs will be amortized over an 18 month period.

      Net cash provided by financing activities was $35.9 million for the three months ended March 31, 2000 and $8.5 million for the three months ended March 31, 1999 consisting primarily of the net proceeds from the Company’s initial public offering and the issuance of preferred stock, respectively.

      On January 19, 2000, we entered into a revolving credit agreement with Imperial Bank in the aggregate amount of $7.5 million with sublimits of $3.0 million for purchases of property, equipment and software and $750,000 for letters of credit. The maturity date for advances of working capital is December 31, 2000 and for property, equipment and software advances the maturity date is October 18, 2002. Interest on outstanding balances accrued at Imperial’s prime rate (9.0% at March 31, 2000) plus 1.0% until the closing of our initial public offering, and afterwards at Imperial’s prime rate. All amounts outstanding, which could be up to $7.5 million, are collateralized by a pledge of all of our assets. Under the terms of the credit facility, as amended, we must maintain tangible net worth of $15 million and a ratio of our current assets to our current liabilities of 1.5 to 1. We also issued a warrant to Imperial to purchase 37,500 shares of our common stock at an exercise price of $10 per share. We borrowed $2.5 million under the revolving credit facility during February 2000 and repaid such borrowings on February 22, 2000 with a portion of the proceeds of our initial public offering. No amounts were outstanding under the agreement at March 31, 2000 with the exception of a letter of credit in the amount of $0.2 million.

      We expect that operating losses and negative cash flows will continue until at least the second half of 2001. As part of the shift in our focus to concentrate on increasing the number of companies for whom we provide higher margin marketing services, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our book retail business will decrease from current levels. Although this is likely to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our current levels, we believe, in the aggregate, this shift will reduce the losses and negative cash flows from our sales of new textbooks. We intend to increase spending on development of relationships with other businesses. We believe that we can capture additional revenues, on which we expect to recognize higher gross margins, by increasing the number of businesses for whom we provide marketing services. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

      We currently anticipate that the net proceeds of our initial public offering, together with funds available under the revolving credit facility, will be sufficient to meet our anticipated needs for working capital and capital expenditures into the first quarter of 2001. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue new business, technology or intellectual property acquisitions or experience net losses that exceed our current expectations. Any required additional financing may be unavailable on terms favorable to us, or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at March 31, 2000, the change to the Company’s interest sensitive assets and liabilities would have an immaterial effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

      On October 29, 1999, the Company was sued by the National Association of College Stores, or N.A.C.S., in the United States District Court for the District of Columbia. In their complaint, N.A.C.S. alleged that the Company uses false and misleading advertisements in its efforts to sell textbooks. Specifically, the complaint alleges that the Company falsely advertises discounts of 40% on textbooks on its Web site. The complaint also alleges that there is no suggested retail price for textbooks from which to calculate discounts. N.A.C.S. claims that, in making the alleged false and misleading statements, the Company is implying that N.A.C.S. member stores overcharge students for their textbooks. The complaint requests that the Company be prevented from claiming in any advertising or promotional material, packaging or the like, or representing in any way, that it offers discounts or percentages off of textbooks unless the Company clearly and prominently identifies the true basis for the claimed discount, the source of the comparative price it uses to determine the discounts it offers and the true percentage of textbooks offered at the stated discounted price. In addition, N.A.C.S. seeks to have the Company retract all prior claims through prominent statements on its Web site. The complaint does not seek monetary damages, other than attorneys’ fees.

      The Company believes these claims to be without merit. The Company’s Web site and its advertising truthfully state that it offers college textbooks at up to 40% off suggested price. The Company also believes that the industry data it uses to determine the suggested price from which it calculates discounts is appropriate. The Company has filed a motion to dismiss these claims and is awaiting a ruling on its motion.

      Management does not believe this lawsuit, even if adversely decided, will have a material effect on the results of operations or financial condition of the Company.

Item 2:  Changes in Securities and Use of Proceeds

      Our Registration Statement on Form S-1 (File No. 333-89049) was declared effective by the SEC on February 15, 2000. A total of 4,075,000 shares of our common stock was registered with the SEC, 4,000,000 of which were registered on behalf of the Company and 75,000 of which were registered on behalf of the selling stockholders. The offering commenced on February 15, 2000, and all 4,075,000 shares of common stock were sold for an aggregate registered offering price of $40,750,000 through a syndicate of underwriters, consisting of FleetBoston Robertson Stephens Inc., Thomas Weisel Partners LLC, Friedman, Billings, Ramsey & Co., Inc. and DLJdirect Inc. The sale of all of the registered shares closed on February 17, 2000.

      In March 2000, we sold an additional 35,000 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option for an aggregate purchase price of $350,000. All of the additional shares of common stock were sold on behalf of the Company.

      From the effective date of the initial public offering to March 31, 2000, we paid the underwriters underwriting discounts and commissions totaling $2.8 million in connection with the offering. In addition, we incurred additional expenses of approximately $1.7 million in connection with the offering, which, when added to the underwriting discounts and commissions paid by us amounts to total expenses of $4.5 million. Thus the net offering proceeds to us (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $35.9 million. No offering expenses were made directly or indirectly to any directors or officers of the Company, or any of their associates, persons owning ten percent (10%) or more of any class of equity securities of the Company, or to any other of our affiliates.

      As of March 31, 2000, we had used the estimated aggregate net proceeds of $35.9 million that we had received from our initial public offering as follows:

Repayment of indebtedness:	$2.5

Working capital:	$5.3	million

Temporary investments in cash and cash equivalents:	$28.1	million

Item 3:     Defaults Upon Senior Securities

            Not Applicable

Item 4:     Submission of Matters to a Vote of Security Holders

            Not Applicable

Item 5:     Other Information

            Not Applicable

Item 6:     Exhibits and Reports on Form 8-K

(a) Exhibits
11-Computation of Earnings Per Common Share
27-Financial Data Schedule
(b) Reports on Form 8-K
On March 6, 2000, the Company filed a Current Report on Form 8-K which reported its fourth quarter and year-end results for calendar 1999.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VarsityBooks.com Inc.

Signed: /s/ RICHARD HOZIK
_________________________________________ Richard Hozik
Senior Vice President, Treasurer
And Chief Financial Officer

Date: May 15, 2000