Form 10-Q
period 2000-06-30
VARSITYBOOKS COM INC
filed 2000-08-11
CIK 1069502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to                .

Commission file number 0-28977

VARSITY GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	54-1876848 IRS Employer (Identification Number)

2020 K Street, N.W., 6th Floor Washington, D.C. (Address of Principal Executive Offices)	20006 (Zip Code)

Registrant’s telephone number, including area code: (202) 667-3400

VarsityBooks.com Inc.

(Former Name, Former Address and Former Fiscal Year, if
Changed, Since Last Report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes    No

      As of August 7, 2000, the registrant had 15,760,142 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2000

PART I.

FINANCIAL INFORMATION

Item  1:  Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

		Three Months Ended				Six Months Ended
		June 30,				June 30,

		1999		2000		1999		2000

Net sales:

Product		$337		$2,121		$1,568		$13,427

Shipping		28		141		128		1,043

Total net sales		365		2,262		1,696		14,470

Operating expenses:

Cost of product-related party		322		1,758		1,483		12,202

Cost of shipping-related party		38		227		145		1,409

Equity transactions-related party		—		—		169		—

Marketing and sales:

Non-cash charges	$115		$281		$160		$1,019

Other marketing and sales (including $139 and $858 with related party for three and six months ended June 30, 2000 respectively)	1,147	1,262	3,813	4,094	3,229	3,389	16,656	17,675

Product development:

Non-cash charges	43		14		50		(24)

Other product development	530	573	1,270	1,284	754	804	3,357	3,333

General and administrative:

Non-cash charges	353		588		360		2,184

Other general and administrative	338	691	1,739	2,327	824	1,184	4,149	6,333

Total operating expenses		2,886		9,690		7,174		40,952

Loss from operations		(2,521)		(7,428)		(5,478)		(26,482)

Other income (expense), net:

Interest income		67		489		100		717

Interest expense		—		(121)		(43)		(138)

Other expense		—		(58)		—		(58)

Other income (expense), net		67		310		57		521

Net loss		(2,454)		(7,118)		(5,421)		(25,961)

Preferred stock dividends		199		—		271		—

Net losses applicable to common stockholders		$(2,653)		$(7,118)		$(5,692)		$(25,961)

Net loss per share (basic and diluted):

Net loss		$(1.21)		$(0.45)		$(2.66)		$(2.09)

Preferred stock dividends		0.09		—		0.14		—

Net loss applicable to common stockholders		$(1.30)		$(0.45)		$(2.80)		$(2.09)

Weighted average shares:

Basic and diluted		2,035,714		15,703,416		2,035,714		12,393,816

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS

	December 31, 1999	June 30, 2000

		(unaudited)

Current assets:

Cash and cash equivalents	$7,813	$22,682

Short-term investments	480	480

Accounts receivable, net of allowance for doubtful accounts of $100 at December 31, 1999 and June 30, 2000 (including $94 and $175 with related party at December 31, 1999 and June 30, 2000, respectively)	626	742

Prepaid marketing	4,625	1,841

Deferred charge	1,024	—

Other	517	1,080

Total current assets	15,085	26,825

Fixed assets, net	2,040	2,542

Other assets	937	93

Total assets	$18,062	$29,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,482	$625

Accrued marketing expenses	1,511	1,662

Other accrued expenses and other current liabilities	1,610	764

Taxes payable	607	956

Accrued employee compensation and benefits	712	934

Total current liabilities	5,922	4,941

Long-term liabilities	93	145

Total liabilities	6,015	5,086

Commitments and contingencies

Stockholders’ equity:

Series A convertible preferred stock: $.0001 par value, 2,071,420 shares authorized, issued and outstanding at December 31, 1999 (liquidation preference of $1,450 at December 31, 1999	—	—

Series B convertible preferred stock: $.0001 par value, 6,933,806 shares authorized, issued and outstanding at December 31, 1999 (liquidation preference of $10,658 at December 31, 1999)	1	—

Series C convertible preferred stock: $.0001 par value, 9,755,633 shares authorized; 8,928,571 shares issued and outstanding at December 31, 1999 (liquidation preference of $30,815 at December 31, 1999	1	—

Preferred stock: $.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	—	—

Common stock, $.0001 par value, 27,932,927 and 60,000,000 shares authorized; 2,643,277 and 15,749,831 shares issued and outstanding at December 31, 1999 and June 30, 2000, respectively	—	2

Additional paid-in capital	53,707	92,540

Warrant subscription receivable and other	—	(3,295)

Notes receivable from stockholders	(124)	(124)

Deferred compensation	(7,341)	(4,591)

Accumulated deficit	(34,197)	(60,158)

Total stockholders’ equity	12,047	24,374

Total liabilities and stockholders’ equity	$18,062	$29,460

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	1999	2000

Operating activities:

Net loss	$(5,421)	$(25,961)

Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	47	575

Loss on sale of fixed assets	—	58

Non-cash charges	570	3,179

Amortization of discount on convertible notes payable	12	—

Equity transactions with related party and interest expense related to warrants issued	201	120

Changes in operating assets and liabilities:

Accounts receivable, net	(45)	(116)

Prepaid marketing	101	2,785

Deferred charges	—	1,024

Other current assets	—	(912)

Accounts payable	(131)	(857)

Accrued marketing expenses	—	151

Other accrued expenses and other current liabilities	25	(847)

Taxes payable	99	349

Accrued employee compensation and benefits	132	223

Other non-current liabilities	—	52

Net cash used in operating activities	(4,410)	(20,177)

Investing activities:

Additions to fixed assets	(723)	(1,234)

Proceeds from sale of fixed assets	—	100

Net cash used in investing activities	(723)	(1,134)

Financing activities:

Proceeds from issuance of preferred stock	8,551	—

Proceeds from issuance of common stock	—	35,930

Proceeds from notes payable	—	2,500

Repayment of notes payable	—	(2,500)

Proceeds from warrant subscription receivable	—	250

Net cash provided by financing activities	8,551	36,180

Net increase in cash and cash equivalents	3,418	14,869

Cash and cash equivalents at beginning of period	1,481	7,813

Cash and cash equivalents at end of period	$4,899	$22,682

Supplemental disclosure of cash flow information:

Cash paid for income taxes and interest	$—	$17

Supplemental schedule of noncash investing and financing activities:

Conversion of convertible notes payable to Series B preferred stock	$1,160	$—

Warrant subscription receivable and other	$—	$2,693

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Description of Operations

      Varsity Group Inc. (formerly VarsityBooks.com Inc., the “Company”), a leading online college retailer and provider of marketing services to the college demographic, was incorporated on December 16, 1997 and launched its Website in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly-owned subsidiaries, CollegeImpact.com, Inc. and VarsityBooks.com, LLC (formerly CollegeOps.com LLC), to assist in the overall management of its marketing and retailing activities, respectively.

      In February 2000, we issued 4,000,000 shares of Common Stock at an initial public offering price of $10.00 per share. In March 2000, we sold an additional 35,000 shares pursuant to the exercise of the underwriters’ over-allotment option at $10.00 per share. Total net proceeds were approximately $35.9 million. On February 22, 2000, approximately $2.5 million of this amount was used to pay all amounts due under the credit facility with Imperial Bank (“Imperial”)(see discussion below). As of June 30, 2000, approximately $10.7 million had been used for working capital purposes. The balance of approximately $22.7 million was invested in cash and cash equivalents at June 30, 2000.

Note 2: Basis of Presentation

      The condensed consolidated financial statements of Varsity Group Inc. and subsidiaries included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period in conformity with generally accepted accounting principles.

      Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the interim periods are not necessarily indicative of results for an entire year.

      Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Note 3: Revolving Credit Facility

      On January 19, 2000, the Company executed an agreement with Imperial to provide the Company with a revolving credit facility in the aggregate amount of $7.5 million with sublimits of $3.0 million for purchases of property, equipment and software and $750,000 for letters of credit. The maturity date for advances of working capital is December 31, 2000 and for property, equipment and software advances, the maturity date is October 18, 2002. Interest on outstanding balances accrued at Imperial’s prime rate (9.5% at June 30, 2000) plus 1% until the closing of the Company’s initial public offering, and afterwards at Imperial’s prime rate. All amounts outstanding, which could be up to $7.5 million, are collateralized by a pledge of all of the Company’s assets. Under the terms of the credit facility, as amended, the Company must maintain a tangible net worth of $15.0 million and a ratio of its current assets to its current liabilities of 1.5 to 1. The Company also issued warrants to Imperial to purchase 37,500 shares of its common stock at an exercise price of $10 per share. The Company borrowed $2.5 million under the revolving credit facility during February 2000 and repaid such borrowings on February 22, 2000 with a portion of the net proceeds of its initial public offering. No amounts were outstanding under the agreement at June 30, 2000 with the exception of a letter of credit in the amount of $0.3 million.

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pursuant to the product promotion agreement, the Company will pay Sallie Mae referral fees based on a percentage of any revenue generated by Sallie Mae customers during the term of the arrangement. Sallie Mae will promote the Company’s products to Sallie Mae customers. Sallie Mae will also actively promote eduPartners, the Company’s partnership program, to the schools to which it sells and promotes Sallie Mae products. In addition, the Company will be the exclusive textbook retailer on the Sallie Mae Web site. In exchange, the Company granted Sallie Mae a warrant to purchase up to 616,863 shares of common stock, which represented 3.5% of its aggregate common stock outstanding and reserved for issuance immediately prior to the completion of the Company’s initial public offering, at a price equal to the initial public offering of price of $10 per share. Of these shares, 352,493 vested on February 3, 2000 and the remaining 264,370 shares will vest over the two year term of the agreement depending on the number of customer transactions and eduPartner school referrals Sallie Mae delivers during that period. The Company has assumed that Sallie Mae will be able to meet the criteria needed to allow it to exercise the performance-based warrants. As a result, the Company began to record an expense for the performance-based warrants from the date of issuance.

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

      In the accompanying condensed consolidated financial statements for the quarter ended June 30, 2000, the Company has combined the two agreements for accounting purposes and recorded a receivable of $2.0 million and a deferred charge of $0.6 million. The total of the receivable and deferred charge of $2.6 million equaled the fair value of the vested portion of the warrant on the date of the grant. The fair value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; volatility of 74%; risk free interest rate of 6.0%; and expected term of 7 years. The receivable will be relieved as payments are made under the marketing services agreement and the deferred charge will be amortized on a straight-line basis over the two-year life of the agreement. Expense of approximately $125,000 was recorded as of June 30, 2000. The receivable and deferred charge are recorded as warrant subscription receivable and other, an offset to stockholders’ equity, in the accompanying condensed consolidated balance sheet as of June 30, 2000.

      If the agreements were accounted for as separate and distinct agreements then the $2 million of payments under the Marketing Services Agreement would be recognized as revenue as the related services are rendered. In addition, the fair value of the vested portion of the warrant of $2.6 million would be recognized as expense over the two year life of the agreement. It should be noted that the net impact on income (loss) from operations during the agreement term would be the same under either scenario. The Company expects the accounting for these agreements to be finalized in the third quarter of 2000.

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “expect,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

      Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and other reports and filings made with the Securities and Exchange Commission.

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

      Since the launch of our Web site, we have continued these activities and have also focused on increasing sales, expanding our product and service offerings, improving the efficiency of our order and fulfillment process, recruiting and training employees, recruiting and training our student representatives, developing our booklist operations, enhancing finance and administrative functions, and increasing customer services operations and the depth of our management team to help implement our growth strategy.

      To date, our revenues have consisted primarily of sales of new textbooks. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are shipped to customers. We have also generated revenues through the sales of general interest books, banner advertisements and marketing service agreements, as well as co-marketing programs, pursuant to which we have arrangements to sell textbooks through other Web sites. Revenues from the sales of Internet advertisements are recognized net of commissions paid. Revenues from our marketing programs are recognized over the period in which the services are delivered, provided that no significant performance obligations remain and the collection of the related receivable is probable.

      During the fourth quarter of fiscal 1999, we began generating revenues from marketing programs for which we used our student representative network as well as our online capabilities to market to students on behalf of other businesses. In May 2000, we announced our intent to accelerate the migration of our business more towards this higher margin marketing services business. In addition, as part of this increased emphasis on our marketing services business, we have initiated an effort to lower the overall operating expenses of our retail book business.

      We have incurred substantial losses and negative cash flows from operations in every fiscal period since our inception. For the year ended December 31, 1999, we incurred a loss from operations of $31.9 million and negative cash flows from operations of $29.4 million. For the six month period ended June 30, 2000, we incurred a loss from operations of $26.5 million and a negative cash flows from operations of $20.2 million. As of December 31, 1999 and June 30, 2000, we have accumulated deficits of $34.2 million and $60.2 million respectively. We expect operating losses and negative cash flows to continue until at least the second half of 2001.

Results of Operations

      The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenues

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	1999	2000	1999	2000

Net Sales:

Product	92.3%	93.8%	92.5%	92.8%

Shipping	7.7	6.2	7.5	7.2

Total net sales	100.0	100.0	100.0	100.0

Operating expenses:

Cost of product—related party	88.2	77.7	87.4	84.3

Cost of shipping—related party	10.4	10.0	8.6	9.7

Equity transactions—related party	—	—	10.0	—

Marketing and sales	345.8	181.0	199.8	122.2

Product development	157.0	56.8	47.4	23.0

General and administrative	189.3	102.9	69.8	43.8

Total operating expenses	790.7	428.4	423.0	283.0

Loss from operations	(690.7)	(328.4)	(323.0)	(183.0)

Other income, net	18.4	13.7	3.4	3.6

Net loss	(672.3)%	(314.7)%	(319.6)%	(179.4)%

Three Months Ended June 30, 2000

compared to
Three Months Ended June 30, 1999

  Net Sales

      Net sales increased to $2.3 million for the three months ended June 30, 2000 from $0.4 million for the three months ended June 30, 1999, as a result of the significant growth in orders primarily from our expanding customer base as well as the commencement of eduPartners, our partnership program. In addition, marketing services sales were less than $0.1 million for the three months ended June 30, 2000. There were no marketing services sales during the three months ended June 30, 1999.

  Operating Expenses

      Cost of Product–Related Party (Baker & Taylor). Cost of product-related party consists of the cost of products sold to customers. Cost of product-related party increased to $1.8 million for the three months ended June 30, 2000 from $0.3 million for the three months ended June 30, 1999. This increase was primarily attributable to our increased sales volume between years.

      Cost of Shipping – Related Party (Baker & Taylor). Cost of shipping–related party consists of outbound shipping. Cost of shipping increased to $0.2 million for the three months ended June 30, 2000 from less than $0.1 million for the three months ended June 30, 1999. This increase was primarily attributable to our increased sales volume between years. Also for the three months ended June 30, 2000, cost of shipping–related party exceeded shipping revenue by approximately $0.1 million, or 61.0%. As part of our business strategy, we charge a flat rate for shipping, which is less than our actual costs. We believe that this strategy is responsive to the competitive nature of our business and is positively perceived by our customer base. During July 2000, we increased shipping rates charged to our customers such that we anticipate that the difference between our actual cost and the amount we charge our customers will decline.

      Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in marketing and the expenses associated with the continued development of our nationwide network of student representatives. Marketing and sales expense increased to $4.1 million for the three months ended June 30, 2000 from $1.3 million for the three months ended June 30, 1999. This increase was primarily attributable to increased personnel and related expenses, continued expansion of eduPartners, expenses associated with the Company’s agreement with AOL/ ICQ, Inc. and scholarship programs, and marketing fees assessed by Baker & Taylor. Included in marketing and sales is $0.3 million and $0.1 million of non-cash charges for the three months ended June 30, 2000 and 1999, respectively. Non-cash charges consist of the amortization of deferred compensation and charges related to warrants issued under the Sallie Mae and AOL/ ICQ, Inc. agreements. Non-cash charges increased primarily as a result of additional option grants and the impact of warrants issued in connection with the AOL/ ICQ, Inc. and Sallie Mae agreements which were executed in December 1999 and February 2000, respectively.

      Product Development. Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense increased to $1.3 million for the three months ended June 30, 2000 from $0.6 million for the three months ended June 30, 1999. This increase was primarily attributable to increased personnel costs between years.

      General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased to $2.3 million for the three months ended June 30, 2000 from $0.7 million for the three months ended June 30, 1999. This increase was primarily attributable to the hiring of additional personnel and increased professional services expenses between years. Included in general and administrative expenses is $0.6 million and $0.4 million of non-cash charges for the three months ended June 30, 2000 and 1999, respectively. Non-cash charges increased primarily as a result of additional option grants.

  Other Income (expense), net

      Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments, and interest expense attributable to our credit facility with Imperial Bank at June 30, 2000. Other income was $0.3 million for the three months ended June 30, 2000 compared to less than $0.1 million for the three months ended June 30, 1999. This increase is primarily attributable to interest income on higher average cash, cash equivalent and short-term investment balances during the three months ended June 30, 2000, offset by interest expense of $0.1 million related to a warrant issued to Imperial Bank in connection with the Company’s credit facility (see discussion below) and a less than $0.1 million loss from the disposition of excess computer equipment.

  Income Taxes

      As of June 30, 2000, we had net operating loss carryforwards for federal income tax purposes of $51.6 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability.

Six Months Ended June 30, 2000

compared to
Six Months Ended June 30, 1999

  Net Sales

      Net sales increased to $14.5 million for the six months ended June 30, 2000 from $1.7 million for the six months ended June 30, 1999, as a result of the significant growth in orders as well as the commencement of eduPartners. In addition, marketing services sales increased to $0.3 million for the six months ended June 30, 2000. There were no marketing services sales during the six months ended June 30, 1999.

  Operating Expenses

      Cost of Product – Related Party (Baker & Taylor). Cost of product-related party consists of the cost of products sold to customers. Cost of product-related party increased to $12.2 million for the six months ended June 30, 2000 from $1.5 million for the six months ended June 30, 1999. This increase was primarily attributable to our increased sales volume between years.

      Cost of Shipping – Related Party (Baker & Taylor). Cost of shipping–related party consists of outbound shipping. Cost of shipping increased to $1.4 million for the six months ended June 30, 2000 from approximately $0.1 million for the six months ended June 30, 1999. This increase was primarily attributable to our increased sales volume. Also for the six months ended June 30, 2000, cost of shipping–related party exceeded shipping revenue by approximately $0.4 million, or 35.0%. As part of our business strategy, we charge a flat rate for shipping, which is less than our actual costs. We believe that this strategy is responsive to the competitive nature of our business and is positively perceived by our customer base. During July 2000, we increased shipping rates charged to our customers such that we anticipate that the difference between our actual cost and the amount we charge our customers will decline.

      Equity Transactions – Related Party (Baker & Taylor). Equity transactions-related party consists of the fair value of warrants issued to Baker & Taylor. During 1999, we issued warrants to purchase up to 5,950 and 62,500 shares of our common stock at an exercise price of $2.33 and $0.22 per share, respectively, to Baker & Taylor. We estimated the fair value of the warrants on the date of grant using an established option pricing model. In connection with the Baker & Taylor equity transactions, we recorded an aggregate expense of $169,000 for the six months ended June 30, 1999.

      Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in marketing and the expenses associated with the continued development of our nationwide network of student representatives. Marketing and sales expense increased to $17.7 million for the six months ended June 30, 2000 from $3.4 million for the six months ended June 30, 1999. This increase was primarily attributable to expansion of our online and offline advertising, continued growth of eduPartners, expenses associated with the Company’s agreement with AOL/ ICQ and scholarship programs, and marketing fees assessed by Baker & Taylor. Included in marketing and sales is $1.0 million and $0.2 million of non-cash charges for the six months ended June 30, 2000 and 1999, respectively. Non-cash charges consist of the amortization of deferred compensation and charges related to warrants issued under the Sallie Mae and AOL/ ICQ, Inc. agreements. Non-cash charges increased primarily as a result of additional option grants and the impact of warrants issued in connection with the AOL/ ICQ, Inc. and Sallie Mae agreements which were executed in December 1999 and February 2000, respectively.

      Product Development. Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense increased to $3.3 million for the six months ended June 30, 2000 from $0.8 million for the six months ended June 30, 1999. This increase was primarily attributable to increased personnel costs between years.

      General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased to $6.3 million for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999. This increase was primarily attributable to the hiring of additional personnel and increased professional services expenses between years. Included in general and administrative expenses is $2.2 million and $0.4 million of non-cash charges for the six months ended June 30, 2000 and 1999, respectively. Non-cash charges increased primarily as a result of additional options grants and the accelerated vesting of shares owned by our former Executive Vice President of Development in March 2000.

  Other Income (expense), net

      Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments, and interest expense attributable to our convertible notes payable at June 30, 1999 and credit facility with Imperial Bank at June 30, 2000. Other income was $0.5 million for the six months ended June 30, 2000 compared to less than $0.1 million for the six months ended June 30, 1999. This increase is primarily attributable to interest income on higher average cash, cash equivalent and short-term investment balances during the six months ended June 30, 2000, offset by interest expense of $0.1 million related to a warrant issued to Imperial Bank in connection with the Company’s credit facility (see discussion below) and a less than $0.1 million loss from the disposition of excess computer equipment.

  Income Taxes

      As of June 30, 2000, we had net operating loss carryforwards for federal income tax purposes of $51.6 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability.

Liquidity and Capital Resources

      From inception until our initial public offering, we financed our operations primarily through private sales of our convertible preferred stock. On August 6, 1998 and December 3, 1998, we issued an aggregate of 2,071,420 shares of Series A preferred stock at a purchase price of $.70 per share, resulting in gross proceeds of approximately $1.5 million. On February 25, 1999, we issued 6,933,806 shares of Series B preferred stock at a purchase price of $1.44 per share, resulting in gross proceeds of approximately $10.0 million. On August 27, 1999 and September 21, 1999, we issued an aggregate of 8,928,571 shares of Series C preferred stock at a purchase price of $3.36 per share, resulting in gross proceeds of approximately $30.0 million. Upon the closing of our initial public offering, shares of our Series A, B and C preferred stock were converted into 8,966,879 shares of our common stock.

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

      In December 1999, we granted AOL a warrant to purchase 493,246 shares of our common stock, which does not include the additional warrant to purchase 1,125 shares which we granted to AOL when we entered into definitive agreements with Imperial Bank and the additional warrant to purchase 34,367 shares which we granted to AOL when we entered into the product promotion agreement with Sallie Mae, with an exercise price of $10 per share. Of the aggregate of 528,738 shares subject to purchase under these warrants, 176,245 are immediately exercisable and the remaining 352,493 shares will vest over the three year period following the grant date based on ICQ’s performance under our interactive marketing agreement.

      In February 2000, we granted Sallie Mae, Inc. warrants to purchase up to 616,863 shares of our common stock, with an exercise price of $10 per share. Of these shares, warrants to purchase 352,493 are immediately exercisable and the warrants to purchase the remaining 264,370 shares will vest over the two year period following the grant date based on Sallie Mae’s performance under our product promotion agreement.

      In February 2000, we issued 4,000,000 shares of Common Stock at an initial public offering price of $10.00 per share. In March 2000, we sold an additional 35,000 shares pursuant to the exercise of the underwriters’ over-allotment option at $10.00 per share. Total net proceeds (after deducting discounts, commissions and other expenses of the offering) were approximately $35.9 million. On February 22, 2000, approximately $2.5 million of this amount was used to pay all amounts outstanding under the credit facility with Imperial Bank (see discussion below). As of June 30, 2000, approximately $10.7 million had been used for working capital purposes. The balance of approximately $22.7 million was invested in cash and cash equivalents at June 30, 2000.

      As of June 30, 2000, prepaid marketing expenses were $1.8 million compared to $4.6 million at December 31, 1999. The decrease is a result of costs incurred in conjunction with our January/ February selling period.

      As of December 31, 1999, we deferred expenses of approximately $1.0 million related to our initial public offering. These costs were offset against additional-paid-in-capital upon the completion of our offering in February 2000. Such costs are reflected as a deferred charge in the accompanying December 31, 1999 consolidated balance sheet.

      Net cash used in operating activities was $20.2 million for the six months ended June 30, 2000, compared to $4.4 million for the six months ended June 30, 1999, consisting primarily of net losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

      Net cash used in investing activities was $1.1 million for the six months ended June 30, 2000, and $0.7 million for the six months ended June 30, 1999, consisting primarily of purchases of computer equipment and fixtures and furniture totaling $1.2 million and $0.7 million at June 30, 2000 and 1999, respectively. Also, for the six months ended June 30, 2000, the Company capitalized $0.6 million of development costs primarily related to its Web site. Such costs will be amortized over an 18 month period.

      Net cash provided by financing activities was $36.2 million for the six months ended June 30, 2000 and $8.6 million for the six months ended June 30, 1999 consisting primarily of the net proceeds from the Company’s initial public offering and the issuance of preferred stock, respectively.

      On January 19, 2000 we entered into a revolving credit agreement with Imperial Bank in an aggregate amount of $7.5 million with sublimits of $3.0 million for purchases of property, equipment and software and $750,000 for letters of credit. The maturity date for working capital advances is December 31, 2000 and the maturity date for property, equipment and software advances is October 18, 2002. Interest on outstanding balances accrued at Imperial Bank’s prime rate (9.5% at June 30, 2000) plus 1.0% until the closing of our initial public offering, and afterwards at Imperial Bank’s prime rate. All amounts outstanding, which could be up to $7.5 million, are collateralized by a pledge of all of our assets. Under the terms of the credit facility, as amended, we must maintain a tangible net worth of $15 million and a ratio of our current assets to our current liabilities of 1.5 to 1. We also issued a warrant to Imperial Bank to purchase 37,500 shares of our common stock at an exercise price of $10 per share. We borrowed $2.5 million under the revolving credit facility during February 2000 and repaid such borrowings on February 22, 2000 with a portion of the proceeds of our initial public offering. No amounts were outstanding under the agreement at June 30, 2000 with the exception of a letter of credit in the amount of $0.3 million.

      We expect that operating losses and negative cash flows will continue until at least the second half of 2001. As part of the increased emphasis on our higher margin marketing services business, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our retail book business will decrease from current levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our current levels, we believe, in the aggregate, that this will reduce the losses and negative cash flows from our sales of new textbooks. We intend to increase spending on development of relationships with other businesses. We believe that we can capture additional revenues, on which we expect to recognize higher gross margins, by increasing the number of businesses for whom we provide marketing services. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

      We currently expect that cash, cash equivalent and short term investment balances will be sufficient to meet our anticipated needs for working capital and capital expenditures into the third quarter of 2001. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue new business, technology or intellectual property acquisitions or experience net losses that exceed our current expectations. Any required additional financing may be unavailable on terms favorable to us, or at all.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at June 30, 2000, the change to the Company’s interest sensitive assets and liabilities would have an immaterial effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

PART II.

OTHER INFORMATION

Item 1:  Legal Proceedings

      On October 29, 1999, the Company was sued by the National Association of College Stores, or N.A.C.S., in the United States District Court for the District of Columbia. In their complaint, N.A.C.S. alleged that the Company uses false and misleading advertisements in its efforts to sell textbooks. Specifically, the complaint alleges that the Company falsely advertises discounts of 40% on textbooks on its Web site. The complaint also alleges that there is no suggested retail price for textbooks from which to calculate the discounts. N.A.C.S. claims that, in making the alleged false and misleading statements, the Company is implying that N.A.C.S. member stores overcharge students for their textbooks. The complaint requests that the Company be prevented from claiming in any advertising or promotional material, packaging or the like, or representing in any way, that it offers discounts or percentages off of textbooks unless the Company clearly and prominently identifies the true basis for the claimed discount, the source of the comparative price it uses to determine the discounts it offers and the true percentage of textbooks offered at the stated discounted price. In addition, N.A.C.S. seeks to have the Company retract all prior claims through prominent statements on its Web site. The complaint does not seek monetary damages, other than attorneys’ fees.

      The Company believed these claims to be without merit and, on November 22, 1999, the Company filed a motion to dismiss these claims. On May 26, 2000, the District Court announced that it would grant the Company’s motion to dismiss as to the first of the two counts in N.A.C.S.’ complaint and would defer its ruling on the second count to allow the partners to continue settlement negotiations.

      The Company and N.A.C.S. continued their ongoing settlement negotiations in an attempt to resolve these remaining claims without the necessity of further litigation, and an agreement was reached between the parties on or about August 4, 2000. The complaint was dismissed with prejudice by stipulation filed with the District Court on August 7, 2000.

Item 2:	Changes in Securities

      Not Applicable

Item 3:	Defaults Upon Senior Securities

      Not Applicable

Item 4:	Submission of Matters to a Vote of Security Holders

      A.  The Annual Meeting of Stockholders was held on May 18, 2000. All of the proposals presented for the stockholders’ consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting.

      Proposal 1 — Election of Directors

Elected Director	Term Expires	Votes For	Votes Against	Votes Withheld	Votes Abstaining	Broker Non-Votes

Andrew J. Oleszczuk	2003	12,287,300	0	14,039	0	0
James S. Ulsamer	2003	12,287,020	0	14,319	0	0

Other directors whose terms of office continued after the Annual Meeting include Mr. Jonathan N. Grayer, Mr. Allen L. Morgan, Mr. Eric J. Kuhn and Mr. Gene Riechers.

      Proposal 2 — Ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000.

Votes For	Votes Against	Votes Withheld	Votes Abstaining	Broker Non-Votes

12,298,691	1,805	0	843	0

      Proposal 3 — Approval of the Company’s 1998 Stock Option Plan, as amended to increase the number of shares of common stock that may be issued under the Plan by 1,500,000 shares and make certain technical amendments to permit grants to comply with the provisions of the compensation deduction limitations of Section 162(m) of the Federal tax laws.

Votes For	Votes Against	Votes Withheld	Votes Abstaining	Broker Non-Votes

9,357,785	467,957	0	30,060	0

      B.  A Special Meeting of Stockholders was held on June 22, 2000 to vote on a proposal to amend the Certificate of Incorporation of the Company, as amended, to change the Company’s name from “VarsityBooks.com Inc.” to “Varsity Group Inc.” The proposal was approved. The following is a tabulation of the voting on the proposal.

Votes For	Votes Against	Votes Withheld	Votes Abstaining	Broker Non-Votes

9,279,264	4,616	0	1,115	0

Item 5:  Other Information

      Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit No.	Description

11	Computation of Earnings Per Common Share
27	Financial Data Schedule

      (b)  Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000

Varsity Group Inc.

By:	/s/ RICHARD HOZIK _______________________________________ Richard Hozik

Senior Vice President,
Treasurer and Chief Financial Officer