Form 10-Q
period 2000-09-30
VARSITYBOOKS COM INC
filed 2000-11-14
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Changed, Since Last Report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  [  ]  No  [  ]

      As of November 7, 2000, the registrant had 15,795,485 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2000

PART I.

FINANCIAL INFORMATION

Item 1:  Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

		Three Months Ended				Nine Months Ended
		September 30,				September 30,

		1999		2000		1999		2000

Net sales:

Books		$6,662		$9,999		$8,230		$23,085

Shipping		413		622		541		1,665

Marketing services		95		1,046		95		1,387

Total net sales		7,170		11,667		8,866		26,137

Operating expenses:

Cost of books-related party		6,227		8,230		7,710		20,432

Cost of shipping-related party		578		722		723		2,131

Equity transactions-related party		—		—		169		—

Cost of marketing services		—		203		—		203

Marketing and sales:

Non-cash charges	378		1,026		538		2,046

Other marketing and sales (including $683 and $1,541 with related party for three and nine months ended September 30, 2000, respectively)	9,623	10,001	6,176	7,202	12,852	13,390	22,832	24,878

Product development:

Non-cash charges	22		(117)		72		(141)

Other product development	1,707	1,729	542	425	2,461	2,533	3,899	3,758

General and administrative:

Non-cash charges	516		49		876		2,233

Other general and administrative	1,954	2,470	2,041	2,090	2,778	3,654	6,189	8,422

Total operating expenses		21,005		18,872		28,179		59,824

Loss from operations		(13,835)		(7,205)		(19,313)		(33,687)

Other income (expense), net:

Interest income		123		315		223		1,032

Interest expense		(24)		(68)		(67)		(206)

Other expense		—		—		—		(58)

Other income (expense), net		99		247		156		768

Net loss		(13,736)		(6,958)		(19,157)		(32,919)

Preferred stock dividends		411		—		682		—

Net losses applicable to common stockholders		$(14,147)		$(6,958)		$(19,839)		$(32,919)

Net loss per share (basic and diluted):

Net loss		$(6.08)		$(0.44)		$(9.08)		$(2.43)

Preferred stock dividends		(0.18)		—		(0.32)		—

Net loss applicable to common stockholders		$(6.26)		$(0.44)		$(9.40)		$(2.43)

Weighted average shares:

Basic and diluted		2,260,959		15,759,308		2,111,621		13,524,403

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	September 30,
	1999	2000

		(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$7,813	$16,659

Short-term investments	480	480

Accounts receivable, net of allowance of doubtful accounts of $100 at December 31, 1999 and September 30, 2000 (including $94 and $554 with related party at December 31, 1999 and September 30, 2000, respectively)	626	1,890

Prepaid marketing	4,625	201

Prepaid expenses — related party	—	1,111

Deferred charge	1,024	—

Other	517	1,089

Total current assets	15,085	21,430

Fixed assets, net	2,040	2,193

Other assets	937	93

Total assets	$18,062	$23,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,482	$952

Accrued marketing expenses	1,511	364

Deferred revenue	20	317

Other accrued expenses and other current liabilities	1,590	1,459

Taxes payable	607	1,256

Accrued employee compensation and benefits	712	522

Total current liabilities	5,922	4,870

Long-term liabilities	93	138

Total liabilities	6,015	5,008

Stockholders’ equity:

Series A convertible preferred stock: $.0001 par value, 2,071,420 shares authorized, issued and outstanding at December 31, 1999 (liquidation preference of $1,450 at December 31, 1999); 0 shares authorized, issued and outstanding at September 30, 2000	—	—

Series B convertible preferred stock: $.0001 par value, 6,933,806 shares authorized, issued and outstanding at December 31, 1999 (liquidation preference of $10,658 at December 31, 1999); 0 shares authorized, issued and outstanding at September 30, 2000	1	—

Series C convertible preferred stock: $.0001 par value, 9,755,633 shares authorized, 8,928,571 shares issued and outstanding at December 31, 1999 (liquidation preference of $30,815 at December 31, 1999); 0 shares authorized, issued and outstanding at September 30, 2000	1	—

Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2000	—	—

Common stock: $.0001 par value, 27,932,927 and 60,000,000 shares authorized, 2,643,277 and 15,781,999 shares issued and outstanding at December 31, 1999 and September 30, 2000, respectively	—	2

Additional paid-in capital	53,707	90,233

Warrant subscription receivable and other	—	(1,900)

Notes Receivable from stockholders	(124)	(124)

Deferred compensation	(7,341)	(2,387)

Accumulated deficit	(34,197)	(67,116)

Total stockholders’ equity	12,047	18,708

Total liabilities and stockholders’ equity	$18,062	$23,716

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	1999	2000

Operating activities:

Net loss	$(19,157)	$(32,919)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	145	939

Loss on sale of fixed assets	—	58

Non-cash charges	1,486	4,138

Amortization of discount on convertible notes payable	12	—

Equity transactions with related party and interest expense related to warrants issued	201	189

Changes in operating assets and liabilities:

Accounts receivable, net	(881)	(1,264)

Prepaid marketing	(79)	4,424

Prepaid expenses-related party	—	(1,111)

Deferred charge	—	1,024

Other current assets	(457)	(921)

Accounts payable	1,245	(530)

Accrued marketing expenses	5,317	(1,147)

Deferred revenue	63	297

Other accrued expenses and other current liabilities	1,193	(131)

Taxes payable	496	649

Accrued employee compensation and benefits	391	(190)

Other non-current liabilities	(132)	45

Net cash used in operating activities	(10,157)	(26,450)

Investing activities:

Additions to fixed assets	(1,167)	(1,249)

Proceeds from sale of fixed assets	—	100

Net cash used in investing activities	(1,167)	(1,149)

Financing activities:

Proceeds from issuance of preferred stock	38,453	—

Proceeds from issuance of common stock	20	35,945

Proceeds from notes payable	—	2,500

Repayment of notes payable	—	(2,500)

Proceeds from warrant subscription receivable	—	500

Net cash provided by financing activities	38,473	36,445

Net increase in cash and cash equivalents	27,149	8,846

Cash and cash equivalents at beginning of period	1,481	7,813

Cash and cash equivalents at end of period	$28,630	$16,659

Supplemental disclosure of cash flow information:

Cash paid for income taxes and interest	$—	$17

Supplemental schedule of non-cash investing and financing activities:

Conversion of convertible notes payable to Series B preferred stock	$1,160	$—

Issuance of common stock for note receivable	$124	$—

Warrant subscription receivable and other	$—	$3,837

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Operations

      Varsity Group Inc. (formerly VarsityBooks.com Inc., the “Company”), a college marketing services provider and a leading online retailer of new college textbooks, was incorporated on December 16, 1997 and launched its Website in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly-owned subsidiaries, CollegeImpact.com, Inc. and VarsityBooks.com, LLC (formerly CollegeOps.com LLC), to assist in the overall management of its marketing and retailing activities, respectively.

      In February 2000, we issued 4,000,000 shares of Common Stock at an initial public offering price of $10.00 per share. In March 2000, we sold an additional 35,000 shares pursuant to the exercise of the underwriters’ over-allotment option at $10.00 per share. Total net proceeds were approximately $35.9 million. On February 22, 2000, approximately $2.5 million of this amount was used to pay all amounts due under the credit facility with Imperial Bank (“Imperial”) (see discussion below). As of September 30, 2000, approximately $16.7 million had been used for working capital purposes. The balance of approximately $16.7 million was invested in cash and cash equivalents at September 30, 2000.

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

Note 3: Revolving Credit Facility

      On January 19, 2000, the Company executed an agreement with Imperial to provide the Company with a revolving credit facility in the aggregate amount of $7.5 million with sub-limits of $3.0 million for purchases of property, equipment and software and $750,000 for letters of credit. The maturity date for advances of working capital is December 31, 2000 and for property, equipment and software advances, the maturity date is October 18, 2002. Interest on outstanding balances accrued at Imperial’s prime rate (9.5% at September 30, 2000) plus 1% until the closing of the Company’s initial public offering, and afterwards at Imperial’s prime rate. All amounts outstanding, which could be up to $7.5 million, are collateralized by a pledge of all of the Company’s assets. Under the terms of the credit facility, as amended, the Company must maintain a tangible net worth of $15.0 million and a ratio of its current assets to its current liabilities of 1.5 to 1. The Company also issued warrants to Imperial to purchase 37,500 shares of its common stock at an exercise price of $10 per share. The Company borrowed $2.5 million under the revolving credit facility during February 2000 and repaid such borrowings on February 22, 2000 with a portion of the net proceeds of its initial public offering. No amounts were outstanding under the agreement at September 30, 2000 with the exception of a letter of credit in the amount of $0.3 million.

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Pursuant to the product promotion agreement, the Company will pay Sallie Mae referral fees based on a percentage of any revenue generated by Sallie Mae customers during the term of the arrangement. Sallie Mae will promote the Company’s products to Sallie Mae customers. Sallie Mae will also actively promote eduPartners, the Company’s partnership program, to the schools to which it sells and promotes Sallie Mae products. In addition, the Company will be the exclusive textbook retailer on the Sallie Mae Web site. In exchange, the Company granted Sallie Mae a warrant to purchase up to 616,863 shares of common stock, which represented 3.5% of its aggregate common stock outstanding and reserved for issuance immediately prior to the completion of the Company’s initial public offering, at a price equal to the initial public offering of price of $10 per share. Of these shares, 352,493 vested on February 3, 2000 and the remaining 264,370 shares will vest over the two year term of the agreement depending on the number of customer transactions and eduPartner™ school referrals Sallie Mae delivers during that period. Prior to the quarter ending September 30, 2000, the Company assumed that Sallie Mae would be able to meet the criteria needed to allow it to exercise the performance-based warrants. As a result, the Company recorded an expense for the performance-based warrants from the date of issuance to June 30, 2000. For the quarter ending September 30, 2000, the Company believes that Sallie Mae will not be able to meet the criteria needed to allow it to exercise the performance-based warrants and therefore has not recorded warrant expense for the quarter ending September 30, 2000.

      In the accompanying condensed consolidated financial statements for the quarter ended September 30, 2000, the Company has combined the two agreements for accounting purposes and recorded a receivable of $2.0 million and a deferred charge of $0.6 million. The total of the receivable and deferred charge of $2.6 million equaled the fair value of the vested portion of the warrant on the date of the grant. The fair value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; volatility of 74%; risk free interest rate of 6.0%; and expected term of 7 years. The receivable will be relieved as payments are made under the marketing services agreement and the deferred charge will be amortized on a straight-line basis over the two-year life of the agreement. Expense of approximately $200,000 was recorded as of September 30, 2000. The receivable and deferred charge are recorded as warrant subscription receivable and other, an offset to stockholders’ equity, in the accompanying condensed consolidated balance sheet as of September 30, 2000.

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

Overview

      We are a leading college marketing services provider and online retailer of new college textbooks. We were incorporated in December 1997 and began offering books for sale on our Web site on August 10, 1998. For the period from inception through August 9, 1998, our primary activities consisted of:

•	Developing our business model;

•	Establishing, negotiating and consummating a relationship with our supplier, Baker & Taylor;

•	Initial planning and development of our Web site;

•	Developing our information systems infrastructure;

•	Developing our information systems infrastructure;

•	Developing our marketing plans; and

•	Establishing finance and administrative functions.

      Since the launch of our Web site, we have continued these activities and have also focused on increasing sales, expanding our product and service offerings, improving the efficiency of our order and fulfillment process, recruiting and training employees, recruiting and training our student representatives, enhancing finance and administrative functions, and increasing customer services operations and the depth of our management team to help implement our growth strategy.

      To date, our revenues have consisted primarily of sales of new textbooks. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are shipped to customers. We have also generated revenues through the sales of general interest books, banner advertisements and marketing service agreements, as well as co-marketing programs, pursuant to which we have arrangements to sell textbooks through other Web sites. Revenues from the sales of Internet advertisements are recognized net of commissions paid. Revenues from our marketing services are recognized ratably over the period in which the services are delivered, provided that no significant performance obligations remain and the collection of the related receivable is probable.

      During the fourth quarter of fiscal 1999, we began generating revenues from marketing programs. In May 2000, we announced our intent to accelerate the migration of our business more towards this marketing services business. We have pursued that strategy, and have since signed marketing services agreements with a number of public and private companies, including AT&T Wireless Services, Inc., Palm, Incorporated, Papa John’s International, Inc., Ben & Jerry’s Homemade, Inc.

      In addition, we have successfully lowered the overall operating expenses and increased the margins of our retail book business through various means, including the imposition of increased retail pricing. Although our margins are improving, our ability to become profitable given our planned expenses and liquidity depends on our ability to generate and sustain higher net revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We do not expect to achieve positive cash flow from operations until the third quarter of 2001. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely upon them as an indication of our future performance. If we cannot achieve and sustain operating profitability or positive cash flows from operations, we may be unable to meet our working capital requirements or to obtain additional financing, which would adversely affect our business and may cause us to discontinue operations.

      We have incurred substantial losses and negative cash flows from operations in every fiscal period since our inception. For the year ended December 31, 1999, we incurred a loss from operations of $31.9 million and negative cash flows from operations of $29.4 million. For the nine month period ended September 30, 2000, we incurred a loss from operations of $33.7 million and negative cash flows from operations of $26.5 million. As of December 31, 1999 and September 30, 2000, we have accumulated deficits of $34.2 million and $67.1 million respectively. We expect operating losses and negative cash flows to continue into the second half of 2001, and expect to achieve positive cash flow in the third quarter of 2001.

Results of Operations

      The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Total Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	2000	1999	2000

Net sales:

Books	92.9%	85.7%	92.8%	88.3%

Shipping	5.8	5.3	6.1	6.4

Marketing services	1.3	9.0	1.1	5.3

Total net sales	100.0	100.0	100.0	100.0

Operating expenses:

Cost of books — related party	86.8	70.5	87.0	78.2

Cost of shipping — related party	8.1	6.2	8.2	8.2

Equity transactions — related party	—	—	1.9	—

Cost of marketing services	—	1.7	—	0.8

Marketing and sales:	139.5	61.7	151.0	95.2

Product development:	24.1	3.6	28.6	14.4

General and administrative:	34.4	17.9	41.2	32.2

Total operating expenses	292.9	161.6	317.9	229.0

Loss from operations	(192.9)	(61.6)	(217.9)	(129.0)

Other income, net	1.4	2.1	1.8	2.9

Net loss	(191.5)%	(59.5)%	(216.1)%	(126.1)%

Three Months Ended September 30, 2000

compared to
Three Months Ended September 30, 1999

  Net Sales

      Net sales increased to $11.7 million for the three months ended September 30, 2000 from $7.2 million for the three months ended September 30, 1999, as a result of the significant growth in orders primarily from eduPartners™, our program in which we contract on an exclusive basis with educational institutions, including private secondary schools, to become the textbook supplier to their student populations. In addition, marketing services sales totaled $1.0 million for the three months ended September 30, 2000, a significant increase from the less than $0.1 million recognized in the same period in 1999. This reflects the continuing migration of our business towards this business.

  Operating Expenses

      Cost of Books — Related Party (Baker & Taylor). Cost of books — related party consists of the cost of books sold to customers. Cost of books — related party increased to $8.2 million for the three months ended September 30, 2000 from $6.2 million for the three months ended September 30, 1999. This increase was primarily attributable to our increased sales volume between years.

      Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping. Cost of shipping increased to $0.7 million for the three months ended September 30, 2000 from $0.6 million for the three months ended September 30, 1999. This increase was primarily attributable to our increased sales volume between years. Also for the three months ended September 30, 2000, cost of shipping — related party exceeded shipping revenue by $0.1 million, or 16.0%. For the three months ended September 30, 1999, cost of shipping — related party exceeded shipping revenue by approximately $0.2 million, or 40%. This decrease was primarily attributable to an increase in the shipping rates charged to our customers that was instituted in July 2000.

      Cost of Marketing Services. Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. Cost of marketing services totaled $0.2 million for the three months ended September 30, 2000. There was no cost of marketing services for the three months ended September 30, 1999.

      Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in marketing and the expenses associated with the continued development of our nationwide network of student representatives. Marketing and sales expense decreased to $7.2 million for the three months ended September 30, 2000 from $10.0 million for the three months ended September 30, 1999. This decrease was primarily attributable to decreased marketing with respect to the national retail book business and decreased personnel and related expenses. Included in marketing and sales is $1.0 million and $0.4 million of non-cash charges for the three months ended September 30, 2000 and 1999, respectively. Non-cash charges consist of the amortization of deferred compensation and charges related to warrants issued under the Sallie Mae and AOL/ ICQ, Inc. agreements. Non-cash charges increased primarily as a result of the termination of our interactive marketing agreement with AOL/ ICQ on September 21, 2000.

      Product Development. Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense decreased to $0.4 million for the three months ended September 30, 2000 from $1.7 million for the three months ended September 30, 1999. This decrease was primarily attributable to decreased web development, consulting and personnel costs between years.

      General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $2.1 million for the three months ended September 30, 2000 from $2.5 million for the three months ended September 30, 1999. This decrease was primarily attributable to decreased personnel and professional services expenses between years. Included in general and administrative expenses is less than $0.1 million and $0.5 million of non-cash charges for the three months ended September 30, 2000 and 1999, respectively. Non-cash charges decreased primarily as a result of a reduction in the number of employees.

  Other income (expense), net.

      Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments, and interest expense attributable to our credit facility with Imperial Bank at September 30, 2000. Other income was $0.2 million for the three months ended September 30, 2000 compared to less than $0.1 million for the three months ended September 30, 1999. This increase is primarily attributable to interest income on higher average cash, cash equivalent and short-term investment balances during the three months ended September 30, 2000, offset by interest expense of $0.1 million related to a warrant issued to Imperial Bank in connection with the Company’s credit facility (see discussion below).

  Income Taxes.

      As of September 30, 2000, we had net operating loss carryforwards for federal income tax purposes of $57.0 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability.

Nine Months Ended September 30, 2000

compared to
Nine Months Ended September 30, 1999

      Net Sales. Net sales increased to $26.1 million for the nine months ended September 30, 2000 from $8.9 million for the nine months ended September 30, 1999, as a result of the significant growth in orders as well as the commencement and growth of our eduPartners™ program. Marketing services sales increased to $1.4 million for the nine months ended September 30, 2000 from $0.1 million in marketing services sales during the nine months ended September 30, 1999, reflecting the continuing migration of our revenues towards the marketing services business.

  Operating Expenses

      Cost of Books — Related Party (Baker & Taylor). Cost of books — related party consists of the cost of books sold to customers. Cost of books-related party increased to $20.4 million for the nine months ended September 30, 2000 from $7.7 million for the nine months ended September 30, 1999. This increase was primarily attributable to our increased sales volume between years.

      Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping. Cost of shipping increased to $2.1 million for the nine months ended September 30, 2000 from $0.7 million for the nine months ended September 30, 1999. This increase was primarily attributable to our increased sales volume between years. Also for the nine months ended September 30, 2000, cost of shipping — related party exceeded shipping revenue by $0.5 million, or 28.0%. For the nine months ended September 30, 1999, cost of shipping — related party exceeded shipping revenue by approximately $0.2 million, or 34%. This decrease was primarily attributable to the increase in the shipping rates charged to our customers that was implemented in July 2000.

      Equity Transactions — Related Party (Baker & Taylor). Equity transactions-related party consists of the fair value of warrants issued to Baker & Taylor. During 1999, we issued warrants to purchase up to 5,950 and 62,500 shares of our common stock at an exercise price of $2.33 and $0.22 per share, respectively, to Baker & Taylor. We estimated the fair value of the warrants on the date of grant using an established option pricing model. In connection with the Baker & Taylor equity transactions, we recorded an aggregate expense of $169,000 for the nine months ended September 30, 1999.

      Cost of Marketing Services. Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. Cost of marketing services totaled $0.2 million for the nine months ended September 30, 2000. There was no cost of marketing services for the nine months ended September 30, 1999.

      Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in marketing and the expenses associated with the continued development of our nationwide network of student representatives. Marketing and sales expense increased to $24.9 million for the nine months ended September 30, 2000 from $13.4 million for the nine months ended September 30, 1999. This increase was primarily attributable to expansion of our online and offline advertising, continued growth of eduPartners™, expenses associated with the Company’s agreement with AOL/ICQ and scholarship programs, and marketing fees assessed by Baker & Taylor. Included in marketing and sales is $2.0 million and $0.5 million of non-cash charges for the nine months ended September 30, 2000 and 1999, respectively. Non-cash charges consist of the amortization of deferred compensation and charges related to warrants issued under the Sallie Mae and AOL/ICQ, Inc. agreements. Non-cash charges increased primarily as a result of additional option grants and the impact of warrants issued in connection with the AOL/ICQ, Inc. and Sallie Mae agreements.

      Product Development. Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense increased to $3.8 million for the nine months ended September 30, 2000 from

$2.5 million for the nine months ended September 30, 1999. This increase was primarily attributable to increased personnel costs between years.

      General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased to $8.4 million for the nine months ended September 30, 2000 from $3.7 million for the nine months ended September 30, 1999. This increase was primarily attributable to the hiring of additional personnel and increased professional services expenses between years. Included in general and administrative expenses is $2.2 million and $0.9 million of non-cash charges for the nine months ended September 30, 2000 and 1999, respectively. Non-cash charges increased primarily as a result of additional options grants and the accelerated vesting of shares owned by our former Executive Vice President of Development in March 2000.

  Other Income (expense), net

      Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments, and interest expense attributable to our convertible notes payable at September 30, 1999 and credit facility with Imperial Bank at September 30, 2000. Other income was $0.8 million for the nine months ended September 30, 2000 compared to $0.2 million for the nine months ended September 30, 1999. This increase is primarily attributable to interest income on higher average cash, cash equivalent and short-term investment balances during the nine months ended September 30, 2000, offset by interest expense of $0.2 million related to a warrant issued to Imperial Bank in connection with the Company’s credit facility (see discussion below) and a less than $0.1 million loss from the disposition of excess computer equipment.

  Income Taxes

      As of September 30, 2000, we had net operating loss carryforwards for federal income tax purposes of $57.0 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability.

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

      In December 1999, we granted AOL a warrant to purchase 493,246 shares of our common stock, which does not include the additional warrant to purchase 1,125 shares which we granted to AOL when we entered into definitive agreements with Imperial Bank and the additional warrant to purchase 34,367 shares which we granted to AOL when we entered into the product promotion agreement with Sallie Mae, with an exercise price of $10 per share. Of the aggregate of 528,738 shares subject to purchase under these warrants, 176,245 shares were immediately exercisable and an additional 77,208 shares vested from the grant date until the agreement with AOL/ ICQ was terminated on September 21, 2000 based on ICQ’s performance under the agreement.

      In February 2000, we granted Sallie Mae, Inc. warrants to purchase up to 616,863 shares of our common stock, with an exercise price of $10 per share. Of these shares, warrants to purchase 352,493 are immediately exercisable and the warrants to purchase the remaining 264,370 shares may vest over the two year period following the grant date based on Sallie Mae’s performance under our product promotion agreement.

      In February 2000, we issued 4,000,000 shares of Common Stock at an initial public offering price of $10.00 per share. In March 2000, we sold an additional 35,000 shares pursuant to the exercise of the underwriters’ over-allotment option at $10.00 per share. Total net proceeds (after deducting discounts, commissions and other expenses of the offering) were approximately $35.9 million. On February 22, 2000, approximately $2.5 million of this amount was used to pay all amounts outstanding under the credit facility with Imperial Bank (see discussion below). As of September 30, 2000, approximately $16.7 million had been used for working capital purposes. The balance of approximately $16.7 million was invested in cash and cash equivalents at September 30, 2000.

      As of September 30, 2000, prepaid marketing expenses were $0.2 million compared to $4.6 million at December 31, 1999. The decrease is a result of costs incurred in conjunction with our January/ February selling period.

      As of December 31, 1999, we deferred expenses of approximately $1.0 million related to our initial public offering. These costs were offset against additional-paid-in-capital upon the completion of our offering in February 2000. Such costs are reflected as a deferred charge in the accompanying December 31, 1999 consolidated balance sheet.

      Net cash used in operating activities was $26.5 million for the nine months ended September 30, 2000, compared to $10.2 million for the nine months ended September 30, 1999, consisting primarily of net losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

      Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2000, and $1.2 million for the nine months ended September 30, 1999, consisting primarily of purchases of computer equipment and fixtures and furniture totaling $0.6 million and $1.2 million at September 30, 2000 and 1999, respectively. Also, for the nine months ended September 30, 2000, the Company capitalized $0.6 million of development costs primarily related to its Web site. Such costs will be amortized over an 18-month period.

      Net cash provided by financing activities was $36.4 million for the nine months ended September 30, 2000 and $38.5 million for the nine months ended September 30, 1999 consisting primarily of the net proceeds from the Company’s initial public offering and the issuance of preferred stock, respectively.

      On January 19, 2000 we entered into a revolving credit agreement with Imperial Bank in an aggregate amount of $7.5 million with sub-limits of $3.0 million for purchases of property, equipment and software and $750,000 for letters of credit. The maturity date for working capital advances is December 31, 2000 and the maturity date for property, equipment and software advances is October 18, 2002. Interest on outstanding balances accrued at Imperial Bank’s prime rate (9.5% at September 30, 2000) plus 1.0% until the closing of our initial public offering, and afterwards at Imperial Bank’s prime rate. All amounts outstanding, which could be up to $7.5 million, are collateralized by a pledge of all of our assets. Under the terms of the credit facility, as amended, we must maintain a tangible net worth of $15 million and a ratio of our current assets to our current liabilities of 1.5 to 1. We also issued a warrant to Imperial Bank to purchase 37,500 shares of our common stock at an exercise price of $10 per share. We borrowed $2.5 million under the revolving credit facility during February 2000 and repaid such borrowings on February 22, 2000 with a portion of the proceeds of our initial public offering. No amounts were outstanding under the agreement at September 30, 2000 with the exception of a letter of credit in the amount of $0.3 million.

      We expect that operating losses and negative cash flows will continue until at least the second half of 2001. As part of the increased emphasis on our higher margin marketing services business, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our retail book business will continue to decrease from current levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our current levels, we believe, in the aggregate, that this will reduce the losses and negative cash flows from our sales of new textbooks. We intend to increase spending on the development of our eduPartners™ program and relationships with other businesses. We believe that we can capture additional revenues, on which we expect to recognize higher gross margins, by increasing the number of businesses for whom we provide marketing services. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

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

Factors That May Affect Future Operating Results

      This quarterly report on Form 10-Q contains forward looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of such factors, including those set forth below.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all.

      We require substantial working capital to fund our business in the near and longer term. If we do not achieve cash flow profitability in the third quarter of 2001, we may have to raise additional funds to finance our operations beyond the third quarter of 2001. We may elect to seek these additional funds at any time, but there can be no assurance that any future fund raising efforts will be successful. If we raise additional funds by selling our common stock or securities convertible into common stock, the relative ownership of our existing investors could be significantly diluted or the new investors could obtain terms more favorable than those of our existing investors. Furthermore, the actual amount and timing of our longer-term future capital requirements may differ materially from our current estimates because our revenues and costs depend upon certain factors that we cannot control. We may experience significant changes and fluctuations in our revenues, operating costs and development expenses due to changes in technology and regulations, increased competition and factors such as seasonality and performance by third parties in connection with our operations. These variations may significantly affect our future need for capital. If we cannot obtain appropriate levels of financing when needed and on terms acceptable to us or at all, we may be forced to curtail our operations.

Our limited experience makes it difficult to assess whether we can successfully implement our new business model.

      Since the company’s inception, our business has focused primarily on the online sale of new textbooks. Only since May 2000 have we begun to focus on a new business model that aggressively grows our eduPartners™ program, in which we contract with educational institutions to become their exclusive textbook supplier, and which also accelerates the migration of our business towards our marketing services business. We must deploy and execute upon our marketing services business model successfully and generate adequate revenue and gross margin in order for us to achieve positive cash flow. Because we have limited experience in operating our marketing services business, we cannot give any assurances that we will be able to successfully build this business and our historical financial information is of limited value to you in projecting our future results.

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

  We expect to continue to incur significant losses and experience negative cash flow.

      We expect significant operating losses and net negative cash flows from operations to continue until the third quarter of 2001, and possibly longer. Because we have planned expenses and relatively low gross margins in our retail textbook business, our ability to become profitable depends on our ability to generate and sustain higher net revenues and gross margins through our marketing services business and eduPartners™ program. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We base our current and future expense levels on our operating plans and estimates of future revenues. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may be unable to meet our working capital requirements, which would adversely affect our business and may cause us to discontinue operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at September 30, 2000, the change to the Company’s interest sensitive assets and liabilities would have an immaterial effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

PART II.

OTHER INFORMATION

Item 1:  Legal Proceedings

      Not Applicable

Item 2:  Changes in Securities

      Not Applicable

Item 3:  Defaults Upon Senior Securities

      Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5:  Other Information

      Our common stock currently trades on the Nasdaq National Market. Under the rules of the Nasdaq National Market, in order for our common stock to be designated as a National Market security, we must be in compliance with certain standards which include, among other things, (i) a minimum closing bid price for the common stock of at least $1.00 per share, and (ii) a market value for our publicly held shares (i.e., which does not include shares held by executive officers, directors or 10% shareholders) of at least $5,000,000. On October 27, 2000, Nasdaq notified us that our common stock had failed to maintain a minimum bid price of $1.00 for the previous 30 consecutive trading days. Under the Nasdaq rules, we have until January 25, 2001 to comply with the above mentioned listing requirements. One way that we can regain such compliance is if the bid price of our common stock is at least $1.00 for a minimum of 10 consecutive trading days prior to such date. If we are not able to demonstrate compliance with this requirement on or before January 25, 2001, our common stock will be delisted at the open of business on January 29, 2001, unless we request a hearing on our delisting before Nasdaq. We are considering possible responses to our failure to comply with the Nasdaq minimum closing bid price requirements, which include various actions designed to raise the bid price for our common stock, but which could include a decision to take no such action. We cannot assure you that we will regain compliance with this listing requirement or that we will not fail to satisfy this or other requirements in the future. For example, based on the recent minimum bid price of our common stock, we may in the future fail to comply with the $5,000,000 market value requirement referred to above. In such case, our common stock would no longer be listed on the Nasdaq National Market. In such event, stockholders may be forced to trade our stock in the over the counter market on an electronic bulletin board established for securities that do not meet the listing requirements, or what is commonly referred to as the “pink sheets.” The result of such delisting would be a reduction in the liquidity of any investment in our common stock. Delisting would also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity may also make it more difficult for us to raise capital in the future.

Item 6:  Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit No.	Description

11	Computation of Earnings Per Common Share
27	Financial Data Schedule

(b)	Reports on Form 8-K None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARSITY GROUP INC.

By:	/s/ ERIC J. KUHN

Eric J. Kuhn
Chairman, Chief Executive
Officer and President

Date:  November   , 2000