Form 10-K
period 2000-12-31
VARSITYBOOKS COM INC
filed 2001-04-02
CIK 1069502

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .

COMMISSION FILE NUMBER 0-28977
VARSITY GROUP INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	54-1876848 (IRS Employer Identification No.)

1825 I Street, N.W., Suite 400
WASHINGTON, D.C. 20006
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (202) 667-3400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _]

The aggregate market value of common stock held by non-affiliates of the registrant was $1,944,266 based on the last reported sale price of $0.25 on The Nasdaq National Market on March 5, 2001.

As of March 5, 2001, there were 16,202,218 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this report.

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Form 10-K. See the “Risk Factors” section of Item 1 “Business” for cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements.

PART I

ITEM 1.     BUSINESS

GENERAL

We are a leading online retailer of new textbooks and a provider of marketing services for businesses interested in reaching the college and private middle and high school markets. Our solution is comprised of two primary components, our retail book business and marketing services businesses.

Using our Web site, www.varsitybooks.com, we provide our customers with an opportunity to purchase textbooks online. Through eduPartners, our program serving schools directly, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience and value to their students by outsourcing to us the sale of new textbooks and other learning materials.

In addition, we provide marketing services for other businesses seeking to reach the college and private middle and high school demographics. We reach and market to students online through our Web site and on college campuses through our nationwide network of student marketing representatives.

Throughout 2000, our business priorities, focus and resources have adapted to meet the changing market dynamics and economic realities. We have successfully lowered overall expenses and increased the margins of our retail book business to accelerate our path to profitability. In addition, we made significant reductions in the marketing and sales overhead expenses associated with our business, scaled back our network of student representatives, reduced consumer advertising and marketing expenditures targeting the national college market and refocused resources on the continued growth of eduPartners. As a result of these actions, and the considerably lower costs associated with marketing and executing eduPartners, we expect to achieve profitability from operations in the second half of 2001.

Our overall success and ability to achieve profitability from operations will depend upon our ability to attract additional schools to eduPartners, provide a compelling and satisfying shopping experience to our retail customers, manage and enhance our online and offline capabilities to successfully serve our marketing services clients and maintain our cost structure. Finally, we must continue to attract and retain experienced personnel to effectively grow our business.

RETAIL

Market Overview

The college student market is large and growing. The U.S. Census Bureau reports that there are 15.5 million undergraduate and graduate students at more than 4,000 colleges and universities in the United States. According to the National Center for Educational Statistics, college enrollment will increase to approximately 16 million students by 2008.

College students are actively using the Internet and are increasingly purchasing goods and services online. According to Student Monitor, during the spring 2000 semester, 97% of college students used the Internet. Approximately 70% of these students accessed the Internet one or more times daily, up from 57% in spring 1999. During a one-year period ending in the spring of 2000, approximately 37% of these students made online purchases, up from 26% last year.

Students are powerful retail consumers. Although the college market is large and diverse, students still have common needs. For instance, students typically must buy expensive school related goods and services such as textbooks and school supplies. In fact, textbooks are most students’ single largest school related expenditure after tuition, room and board. The Almanac 2000-2001 reports that the average per student expense for books and supplies is $625 to $700, and does not vary significantly between two

2 of 2

and four year colleges, or private and public institutions. According to Student Monitor, during a one-year period ending Spring 2000, students purchased more than $59 million in textbooks online, with an average student purchase of $228. In addition, the number of students purchasing textbooks online has increased to 13%, up from 8% over the prior year. Overall, new textbook sales were approximately $4.3 billion in the academic year 1998-1999, based on statistics published by the National Association of College Stores.

The private school market represents approximately 11% of all students and 25% of all schools, according to the National Center of Education Statistics (NCES). More than 6 million students are enrolled in private schools, with approximately 1.3 million students in high school, grades 9-12, and 2.5 million students in middle and high school combined, grades 5-12.

Purchasing new textbooks through traditional retailers tends to be expensive and inconvenient. The new textbook market is presently dominated by on-campus bookstores, with most schools either operating their own bookstore or contracting these services to a third party. Most campus bookstores face little competition, have significant overhead, and are crowded at the beginning of each semester, forcing students to endure high prices, long lines, and frequent out-of-stock inventory problems.

Online commerce provides the opportunity to better serve and more efficiently reach the college and private middle and high school student markets. We believe that, for a variety of reasons, few businesses have succeeded in offering students a unified marketplace to meet their varied needs in a convenient and cost-effective manner.

Strategy

Build an Opportunistic, Profitable Retail Book Business.

We continue to take the steps necessary to create an online book business that can achieve profitability from operations. We have successfully lowered the expenses and increased the margins of our retail book business through various means, including the imposition of increased retail pricing. As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other activities associated with our traditional retail book business will continue to decrease from past levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than if we continued to spend at or above our current levels, we believe, in the aggregate, that this will reduce the losses and negative cash flows from sales of new textbooks.

Increase the Number of eduPartners.

We intend to invest in the development of eduPartners and expand our reach into the traditional two and four year colleges, private middle and high schools, distance learning and other continuing education programs.

The Varsity Solution

We provide students with a reliable, convenient alternative to the traditional campus textbook shopping experience. We are able to reduce the overhead associated with textbook sales because we do not maintain individual stores and we outsource our ordering, inventory, warehousing and fulfillment needs with Baker & Taylor, a leading distributor of books, videos and music products. In addition to providing new textbooks at competitive prices, we are committed to providing top quality customer service.

eduPartners

Through eduPartners, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience to their students by outsourcing new textbook sales to us. We believe that for many schools, including traditional two and four year colleges, private middle and high schools, distance learning programs, and other continuing education programs the expense and inconvenience of maintaining a bookstore exceed the schools’ financial return. We provide an innovative solution for schools and enable them to offer increased convenience and value to students, their parents, and the entire school community. Through these relationships, we are endorsed as the exclusive new textbook retailer at our eduPartners schools and gain direct access and exposure to their students. As a result, eduPartners is an attractive way for us to acquire customers.

As of March 25, 2001 we were the exclusive new textbook supplier for about 60 educational institutions. At these institutions, which include smaller, traditional two and four year colleges, private middle and high schools, distance learning and other continuing education programs, we are endorsed as the exclusive new textbook retailer and gain direct access and exposure to their students. In addition, through eduPartners, we reach students early, enabling us to extend our brand and establish a customer relationship with students prior to their attending college. Our exclusive relationships generally are for a period of two

3 of 3

years and automatically renew on a year-to-year basis. As of March 25, 2001 approximately 12 agreements were within 90 days of expiration based upon their original term. These will automatically renew for one year if neither we nor the partner institution serves notice of intent to terminate as per the terms of the agreement.

With eduPartners, we create a personalized virtual bookstore for each school on our Web site. When students click on their school, they link directly to a co-branded bookstore at our Web site. The student or parent proceeds through the school bookstore, clicking on the appropriate grade, discipline and class to select required and optional books. The school benefits from the decreased costs, inconveniences and inefficiencies inherent in the seasonal business of purchasing, inventory management and selling learning materials directly to students on campus. In addition, schools have access to our unique program administration website that provides them with sales and inventory reports, among other valuable features.

User Experience

Our Web site, www.varsitybooks.com, offers several benefits to students including convenience, ease of use and depth of product selection. When logging on to our Web site, visitors are presented with several shopping options, including:

•	Searching by School. Students at eduPartners schools can use our customized map to locate their school. Once they find their school they can link through a list of departments to a list of classes and to the specific booklists for the courses they are taking. Our customers have the option of placing all the textbooks for a particular class in their shopping cart with a single click or selecting only those titles that interest them.

•	Searching for Books. If we have not posted a specific school’s booklist, our customers can search for the books they need by author, title, keyword, publisher or ISBN number. Our Web site offers additional book verification for many selections, including pictures of jacket art, editor’s name, volume number, table of contents and other identifying characteristics.

Ordering and Delivery

When our customers are ready to place an order, they can proceed through our shopping cart function directly to our checkout page. We presently accept American Express, Discover, MasterCard and Visa as payment for our products. At our eduPartners schools, we also offer school and student credit accounts. During the ordering process, we ask our customers for basic information about themselves, which we maintain in our customer database. Once a customer places an order, he or she immediately receives an e-mail that includes a unique order number and confirms that the order has been received and processed. Presently, we do not accept orders for out-of-stock items, however through our BookPager option, students can request that we notify them by e-mail for up to 28 days if a desired book becomes available. After an order is shipped, the customer receives a second e-mail that includes a UPS tracking number and a link to a page on our Web site where they can follow their order through the delivery process. We use a variety of UPS services to ensure our customers will receive their orders timely.

Customer Service

We are committed to delivering superior customer service. Our customers can access our customer service representatives at any time during their visits to our Web site. The customer service page of our Web site offers answers to frequently asked questions and enables our customers to ask their own questions through e-mail. We also have a toll-free customer service telephone number. We increase our customer service staffing during our peak periods to ensure a fast response to customer queries.

Fulfillment

We fulfill all of our textbook orders through Baker & Taylor, a leading distributor of books, videos and music products with whom we have a series of written agreements, each of which are scheduled to expire on October 1, 2002 with automatic renewal for one year unless either party elects in writing not to renew. The agreements are terminable upon up to 30 days’ notice by either party in the event of a default. Under these agreements with Baker & Taylor, we agree to provide Baker & Taylor with our written demand forecasts for each upcoming semester and we agree to use Baker & Taylor as our principal supplier of textbooks and drop-ship and fulfillment services. We pay fees and expenses related to the services Baker & Taylor provides and we purchase products from Baker & Taylor at a discount to the suggested price. In return, Baker & Taylor agrees not to provide drop-ship services to any online textbook retailer serving students at colleges and universities or distance learning programs located in the United States that require students to purchase textbooks, unless the retailer was an existing customer of Baker & Taylor on or prior to June 10, 1998, the date we initially contracted with Baker & Taylor. Our agreements with Baker & Taylor provide us access to, and use of, an electronic set of data elements from Baker & Taylor’s title file database that contains bibliographic records. In addition, under these agreements, Baker & Taylor provides us with promotional, customer service, and database management services.

4 of 4

As a result of the data access our agreements provide, information on availability of book titles is automatically updated on our Web site on an hourly basis from 8:00 a.m. to 10:00 p.m. eastern standard time based on a direct feed from Baker & Taylor, ensuring our customers receive accurate in-stock inventory information. Orders placed on our Web site are automatically transmitted to Baker & Taylor within twenty minutes of their receipt. At the Baker & Taylor warehouse currently used for fulfillment, the order is processed, packaged in a VarsityBooks.com branded box and shipped directly to our customers via UPS. We extend a convenient return policy to our customers under which returns are shipped directly to Baker & Taylor to expedite processing. Finally, providing Baker & Taylor with our demand forecasts for each semester helps to ensure they maintain an adequate and relevant inventory to meet the demands of our customers.

Technology

We use an array of site management, search, customer interaction, transaction-processing and fulfillment services and systems using a combination of proprietary technologies and commercially available, licensed technologies. Our strategy is to license commercially available technology whenever possible rather than seek internally developed solutions.

Our technology environment is designed to provide:

•	a satisfying customer experience;

•	consistent system availability and good performance;

•	high security for all transactions, particularly, our customers’ commerce transactions;

•	scalability for continued growth; and

•	the collection, maintenance and security of valuable information.

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

We manage user requests and other traffic-using load balancing devices that work across the entire complement of our hardware. This strategy of balancing traffic allows all customers and site users to enjoy favorable response times and other performance measures, regardless of traffic fluctuations. Although we own and maintain our hardware and software systems, GlobalCenter Inc. located in Herndon, Virginia, hosts our two separate server environments and acts as our Internet service provider and we lease the space in which our hardware system resides from GlobalCenter Inc. A group of in-house systems administrators and network engineers and GlobalCenter Inc. personnel monitor and operate our Web site, network operations and transaction-processing systems.

Our agreement with GlobalCenter Inc. currently provides for service to be provided on an annual basis, subject to renewal. We pay for the space in which our hardware system resides and our Internet access based on our usage, on a monthly basis. We may terminate this agreement on any annual renewal date without penalty.

We use the Microsoft suite of tools for our development environment, including Site Server Commerce, InterDev and SQL SVR for the database engine. Additionally, we have separate database servers that capture and retain transaction “logs” of all activity that occurs on the site. These log databases can, among other things, trace a transaction from its inception to its completion. Our separate recording database generates and delivers reports and interfaces for our marketing, operations and financial systems.

We employ SSL data encryption technology to protect credit card data while it is passed from the customer through the site during a purchase transaction. This prevents outside parties from intercepting the customer’s credit card data during transaction processing.

Competition

E-commerce, in general, and online textbooks, more specifically, are highly competitive markets. The number of e-commerce Web sites competing for customers’ attention has increased rapidly, and the market for online textbook sales is relatively new, intensely competitive and rapidly changing. We currently or potentially compete, directly and indirectly, for retail customers with the following categories of companies:

•	traditional new textbook retailers, such as campus bookstores;

•	traditional used college textbook retailers, some of which have or are expected to begin online selling;

5 of 5

•	Internet-based textbook retailers such as ecampus.com (affiliated with Wallace’s Bookstores, Inc.) and efollett.com (affiliated with The Follett Corporation); and

•	Internet-based general booksellers such as Amazon.com and barnesandnoble.com.

We believe that the principal competitive factors in attracting and retaining retail customers are:

•	entering relationships with educational institutions;

•	convenience;

•	competitive pricing;

•	selection of available products;

•	customer service;

•	quality of content and navigability tools;

•	brand recognition; and

•	reliability and speed of fulfillment.

MARKETING SERVICES

Market Overview

College students are powerful retail consumers and are an important demographic to many companies across the business spectrum. In 1998, college students spent over $105 billion on goods and services, excluding tuition, room and board, according to Student Monitor. Also, students are geographically dispersed and frequently change their addresses, making them difficult to target with traditional direct marketing. While national and regional media campaigns build brand recognition, they are not necessarily a cost-effective method of targeting students. Although students do watch television and read newspapers and magazines, we believe they tend to be more influenced by the opinions and actions of their peers than by traditional media advertising.

As a result, we believe there is a significant market opportunity for a company that aggregates students to market to them the products and services of other businesses. We also believe that our online presence is complemented effectively by an on-campus presence where we can market to college students on a peer-to-peer basis.

Strategy

Expand Marketing Services for Other Companies.

We intend to continue to build opportunistically our business of marketing on behalf of other companies seeking to reach the college and private middle and high school demographics.

Leverage Our Network of Student Representatives.

We believe that our network of student representatives is a significant competitive advantage. However our focus is on maintaining a cost effective and scalable network. During the fourth quarter of 2000, we scaled back our network of student representatives and currently serve the markets and campuses most frequently targeted by our marketing services clients.

The Varsity Solution

Through our online and offline assets, we are able to market on behalf of other companies to the elusive college and private middle and high school demographics. We use the combination of our Web site, email, and other online tools to reach students where they spend much of their time —on the Internet. In addition, through our carefully selected, trained network of student representatives, we are able to market for other companies that are trying to reach college students. We believe that our campus presence and peer-to-peer marketing approach enables us to reach college students for other businesses more effectively than traditional marketing campaigns alone.

In 2000, for example, we executed marketing campaigns for companies such as AT&T Wireless, Inc., Papa John’s, Inc, Polariod, Inc., Palm, Inc. and Ben & Jerry’s Homemade, Inc. These campaigns were developed to meet the goals of each client. Marketing activities included traditional flyering and postering, peer-to-peer marketing, on-campus events, product trial and demonstrations, and sponsorship opportunities.

6 of 6

Online

We aggregate college and private middle and high school students on our VarsityBooks.com Web site through the eduPartners purchasing process. Online products and services that are available to meet the need of our marketing services clients include co-branded newsletters and emails to our database of approximately 300,000 customers, advertising banners and customized sponsorship opportunities.

Offline

As of February 12, 2001, we had a network of over 530 student representatives on the campuses of over 58 colleges and universities. Our marketing representatives, who are enrolled students at their respective schools, allow us to customize our marketing solutions for other businesses to each campus. Student representatives reach our business clients’ potential customers wherever students gather: in classrooms, student organizations, dormitories, fraternities and sororities. We believe that using our student representative network, in combination with our online tools, more effectively builds brand awareness than a traditional national or regional marketing campaign would alone.

Competition

Marketing services is a highly competitive industry. We also currently or potentially compete, directly and indirectly, for retail customers with the following categories of companies:

•	mass-market and niche media companies;

•	advertising agencies;

•	college market-focused companies such as Student Advantage and Youthstream Media Networks; and

•	general purpose consumer online services such as America Online and Microsoft Network, each of which provides access to student-related content and services.

We believe that the principal competitive factors in attracting and retaining marketing services clients are:

•	creative and compelling campaigns;

•	comprehensive online and on campus capabilities;

•	extensive knowledge of the college demographic; and

•	professional execution.

INTELLECTUAL PROPERTY

We regard our trademarks, service marks, trade dress, copyrights, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, sponsors and others to protect our proprietary rights. We have applied to register VarsityBooks.com as a service mark with the United States Patent and Trademark Office. The Trademark Office approved this application for publication on January 6, 2000. If no oppositions are filed against our application, it will be “allowed” and we will file evidence of use and be issued a registration.

We may be required to obtain licenses from others to refine, develop, market and deliver new products and services. There can be no assurance that we will be able to obtain any such license on commercially reasonable terms or at all, or that rights granted pursuant to any licenses will be valid and enforceable.

Domain names are the user’s Internet “address.” Domain names have been the subject of significant trademark litigation in the United States. Domain names derive value from the individual’s ability to remember such names, therefore there can be no assurance that our domain name will not lose its value if, for example, users begin to rely on mechanisms other than domain names to access online resources.

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

7 of 7

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

Privacy Concerns

Federal, state and foreign governments have enacted or may enact laws or consider regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. Such regulations may include requirements that companies establish procedures to:

•	give adequate notice to consumers regarding information collection and disclosure practices;

•	provide consumers with the ability to have personal identifying information deleted from a company’s data;

•	provide consumers with access to their personal information and with the ability to rectify inaccurate information;

•	clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company’s Web site;

•	obtain express parental consent prior to collecting and using personal identifying information obtained from children; and

•	the Federal Children’s Online Privacy Act.

Such regulation may also include enforcement and redress provisions. While we have implemented programs designed to enhance the protection of the privacy of our users, including children, there can be no assurance that such programs will conform to applicable laws or regulations. Moreover, even in the absence of such regulations, the Federal Trade Commission has begun investigations into the privacy practices of companies that collect information on the Internet. One such investigation has resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the privacy safeguards described above. We may become subject to such an investigation, or the FTC’s regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on the our ability to provide highly targeted opportunities for advertisers and e-commerce marketers. Any such developments could harm our business.

It is also possible that “cookies” may become subject to laws limiting or prohibiting their use. The term “cookies” refers to information keyed to a specific server, file pathway or directory location that is stored on a user’s hard drive, possibly without the user’s knowledge, and which is used to track demographic information and to target advertising. Some of the currently available Internet browsers allow users to modify their browser settings to remove cookies or prevent cookies from being stored on their hard drives. In addition, a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of the use of cookies could limit the effectiveness of our targeting of advertisements, which could harm our ability to generate advertising revenue.

We currently obtain and retain personal information about our Web site users with their consent. We have a stringent privacy policy covering this information. However, if third persons were able to penetrate our network security and gain access to, or otherwise misappropriate, our users’ personal information, we could be subject to liability. Such liability could include claims for misuses of personal information, such as for unauthorized marketing purposes or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources.

Data Protection

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

Internet Taxation

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

8 of 8

Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

Jurisdiction

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

RISK FACTORS

We Have a Limited Operating History Upon Which to Evaluate an Investment in Our Company.

We were founded in December 1997 and began selling textbooks on our Web site in August 1998. Due to the seasonality of textbook sales, our peak selling periods are currently in July/August/September, when the new academic year begins and students purchase the majority of their textbooks. As a new company, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks and uncertainties that an early stage company like ours faces. If we are unsuccessful in addressing these risks and uncertainties or are unable to execute our strategy, our business would be harmed.

We Have Not Been Profitable, Have Generated Negative Cash Flows and We Expect Our Losses and Negative Cash Flows to Continue.

We have never been profitable. We base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues do not materialize or grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve profitability or positive cash flows. For the year ended December 31, 1998, we incurred a loss from operations of approximately $2.7 million and had negative cash flows from operations of approximately $1.2 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and had negative cash flows from operations of approximately $29.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.6 million and had negative cash flows from operations of approximately $27.5 million. As of December 31, 1999 and 2000 we had an accumulated deficit of approximately $34.2 million and $68.2 million, respectively.

We expect that operating losses and negative cash flows will continue until at least the second half of 2001. As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from recent levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our current levels, we believe, in the aggregate, that this will reduce the losses and negative cash flows from our sales of new textbooks. We intend to increase spending on the development of eduPartners and relationships with other businesses. We believe that we can capture additional revenues, on which we expect to recognize higher gross margins, by increasing the number of businesses for whom we provide marketing services. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures until such time as we achieve operating profitability. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue new business, technology or intellectual property acquisitions or experience net losses that exceed our current expectations. Any required additional financing may be unavailable on terms favorable to us, or at all.

We May Not Be Able to Obtain Sufficient Funds to Grow Our Business and Any Additional Financing May Be on Terms Adverse to Your Interests.

We intend to continue to grow our business. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for the next twelve months. We may continue to lose money and generate negative cash flows from operations for the foreseeable future. We may need to raise additional funds in the future to fund more aggressive marketing programs, to acquire or develop new technology, to increase our staff to meet operational demands, to introduce new products or services or to acquire complementary businesses or services or intellectual property rights. Any required additional financing may be unavailable on terms favorable to us or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest and such securities may have rights senior to those of the holders of our common stock. Obtaining additional financing will be subject to a number of factors, including:

9 of 9

•	market and economic conditions;

•	our financial condition and operating performance; and

•	investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. Currently, companies that are considered primarily on-line retailers are not perceived well by the market. If additional financing is not available when required or is not available on acceptable terms, we may be unable to:

•	fund our expansion;

•	successfully promote our brand name;

•	develop or enhance our products and services;

•	develop or purchase new servers, software and other technology to enable us to process increased transactions and service increased traffic on our Web site;

•	attract and retain the appropriate talent and a sufficient number of employees to handle our increasing operations; and

•	take advantage of business opportunities or respond to competitive pressures.

Our Business and Revenue Model is Unproven.

Our ability to generate significant revenues and profits from the sale of textbooks and other products and services we may offer in the future is uncertain. To be successful, we must attract and retain a significant number of customers to our Web site at a reasonable cost. Any significant shortfall in the expected number of purchases occurring through our Web site will negatively affect our financial results by increasing or prolonging operating losses and negative cash flows. Conversion of customers from traditional shopping methods to electronic shopping may not occur as rapidly as we expect, if at all. Therefore, we may not achieve the customer traffic we believe is necessary to become successful. Specific factors that could prevent widespread customer acceptance of our business and our ability to increase retail revenues include:

•	lack of consumer awareness of our online presence;

•	pricing that does not meet consumer expectations;

•	consumer concerns about the security of online transactions;

•	shipping charges, which do not apply to shopping at traditional retail stores and are not always charged by some of our online competitors;

•	delivery time associated with online orders, as compared to the immediate receipt of products at traditional retail stores;

•	product damage from shipping or shipments of the wrong products, which may result in a failure to establish trust in purchasing our products online;

•	delays in responses to consumer inquiries or in deliveries to consumers; and

•	difficulty in returning or exchanging orders.

We may not be able to retain existing eduPartners member schools or sign-up new eduPartners member schools.

In addition, our ability to generate revenues through the sale of online advertising and the use of our network of student representatives by other businesses to market their goods and services will depend, in part, on our ability to reach students with demographic characteristics attractive to advertisers and other businesses.

We May Not Be Able to Attract Businesses Interested in Using Our Services to Market to College, Private High School Middle School, Distance Learning and Continuing Education Students.

Although we do not currently derive a substantial portion of our revenues from allowing other businesses to reach the college, private high school and middle school markets, our business model depends in part on increasing the amount of such revenue. We cannot be certain we will be able to attract businesses interested in using our marketing services. If we cannot attract these businesses, our business could be harmed.

You Should Not Rely on Our Quarterly Operating Results as an Indication Of Our Future Results Because They are Subject to Significant Fluctuations.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. We expect to experience seasonality in our business related to the academic calendar and the corresponding demand for textbooks and educational materials. Sales in the textbook industry traditionally are

10 of 10

significantly higher in the first and third calendar quarters of each year compared with the second and fourth calendar quarters. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on sequential quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	seasonal trends in the textbook industry and in the buying habits of students;

•	our ability to manage or influence inventory and fulfillment operations;

•	the level of merchandise returns we experience;

•	our ability to attract new customers, retain existing customers and maintain customer satisfaction;

•	introduction of enhancements or a change in pricing policies, by us or our competitors, or a change in pricing policy by our sole fulfillment source;

•	changes in the amount and timing of expenditures related to marketing, information technology and other operating expenses to support future growth;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our Web site specifically;

•	increasing consumer acceptance and use of the Internet for the purchase of consumer products;

•	potential acquisitions or strategic alliances either by us or our competitors; and

•	general economic conditions and economic conditions specific to the Internet, online commerce and the book industry.

As a result of the seasonal fluctuations and because the online sale of textbooks and online selling in general is new and it is difficult to predict consumer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, it is likely that the price of our stock would decline.

We Rely on One Supplier to Meet Our Fulfillment Demands.

We depend on Baker & Taylor, Inc. as our current sole supplier of the textbooks we offer. Our relationship with Baker & Taylor is critical to our success. If we were unable to rely on them for inventory maintenance and shipping services, our business would be materially harmed.

We do not warehouse any of our own inventory, so we rely on Baker & Taylor to maintain an adequate inventory and rapidly fill our customers’ orders. We are able to sell textbooks at reduced prices in part because we do not maintain our own inventory. Prices we pay for promotional, customer service and database management services and credits that we receive from Baker & Taylor are currently based on volume and average cost requirements. Failure to meet these benchmarks could increase our costs. If they do not maintain sufficient inventory, or if they are unable to deliver the specific books our customers order or deliver these books in a timely fashion, we would not be able to meet our obligations to our customers, our revenues would decrease and we would likely experience a reduction in the value of our brand. Baker & Taylor fills orders for a number of textbook retailers. Baker & Taylor has advised us that it fills all the orders it receives on a first-come, first-served basis without providing preferential treatment for us or any of our competitors. If other Baker & Taylor customer orders depleted Baker & Taylor’s inventory, and Baker & Taylor was unable to quickly replenish its inventory, our orders would not be processed or filled in a timely manner. If our relationship with Baker & Taylor is disrupted or does not continue for any reason and we are unable to establish a comparable vendor relationship or open our own warehouse before the Baker & Taylor relationship discontinues, we would not be able to fulfill our customers’ orders. We cannot be certain that we would be able to establish new vendor relationships to ensure acquisition and distribution of textbooks in a timely and efficient manner or on acceptable commercial terms. In such event, we may determine that we need to maintain inventory, establish warehouse facilities and provide distribution services, which would require us to change our business model. In addition, a single publisher supplied approximately 22% of the books we purchased from Baker & Taylor in 2000. If Baker & Taylor’s relationship with this publisher is disrupted or discontinued, our business would be harmed.

We benefit from the shipping discounts offered to Baker & Taylor by United Parcel Service and we rely on UPS and other third party carriers for all shipments to and from Baker & Taylor. If Baker & Taylor’s relationship with UPS is discontinued or disrupted for any reason, we cannot be certain we would be able to affordably obtain comparable delivery services and might not be able to deliver textbooks to our customers in a timely manner. In addition, because we rely on third party carriers to ship products to and from the single Baker & Taylor warehouse that our fulfillment is currently conducted from, we are subject to the risks, including employee strikes and inclement weather, that may prevent such third parties from meeting our fulfillment and delivery needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation, our brand and our business.

We May Be Required to Record Significant Expense Because of Targets Set Forth in Our Agreements With Third Parties.

11 of 11

In April 1999, we entered into an agreement with Campus Pipeline under which a warrant to purchase 25,000 shares of our common stock with an exercise price of $6.00 per share was issued which would have been exercisable upon the achievement of contractual revenues of $30.0 million on or before December 31, 2000, with an additional warrant for 50,000 shares of our common stock with an exercise price of $6.00 per share which will be exercisable if contractual revenues equal or exceed $80.0 million on or before July 31, 2001. Campus Pipeline did not achieve the revenue targets required to exercise the December 31, 2000 warrants. Since the exercisability of the July 31, 2001 warrants is based on the achievement of uncertain future revenue targets, we have not recorded any expense for these warrants. If and when it becomes probable that our contractual revenues will reach the necessary level for these warrants we issued to Campus Pipeline to vest, we will begin to record an expense in the manner described above.

Failure to Cost-Effectively Develop Awareness of Our Brand Name Could Harm Our Future Success.

We believe that continuing to build awareness of the “VarsityBooks.com” and eduPartners brands is important to achieving widespread acceptance of our business. We believe brand recognition could become more important as competition in the online textbook market increases. If we fail to successfully promote and maintain our brand, incur significant expenses in promoting our brand or fail to generate a corresponding increase in revenue as a result of our branding efforts, our business could be harmed. To maintain and build our brand awareness, we must succeed in executing for existing eduPartners members by providing high-quality services and continue to refine our brand marketing efforts. Historically, these efforts have required significant expenses. We believe eduPartners provides an attractive model for customer acquisition that can be supported with marketing expenditures significantly below historical levels. However, we may not be able to aggressively scale our eduPartners program with reduced marketing expenditures and may find it necessary to increase expenditures relating to our marketing and sales efforts or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers.

We Face Significant Competition, and That Competition May Increase Substantially Because of the Low Barriers to Market Entry.

The e-commerce, online textbook and marketing services markets are new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. We currently compete with a variety of other companies in the sale of textbooks, and if we are able to add other product or service offerings we will have additional competition in those markets. Our current and potential competition includes the following categories of companies:

•	traditional new textbook retailers, such as campus bookstores;

•	traditional used college textbook retailers, some of which have or are expected to begin online selling;

•	Internet-based textbook retailers such as ecampus.com (affiliated with Wallace’s Bookstores, Inc.) and efollett.com (affiliated with The Follett Corporation);

•	Internet-based general booksellers such as Amazon.com, barnesandnoble.com and Borders.com;

•	college market focused companies such as Student Advantage and Youthstream; and

•	general purpose consumer online services such as America Online and Microsoft Network, each of which provides access to college student-related content and services.

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

We Are Bound by a Legal Settlement That May Restrict Future Advertising.

12 of 12

The National Association of College Stores, or N.A.C.S., a trade association whose members are largely college bookstores, filed a lawsuit against the Company on October 29, 1999, claiming that the Company had engaged in false and misleading advertising. On November 29, 1999, the Company filed a motion to dismiss the complaint, claiming that N.A.C.S failed to state a claim upon which any relief could be granted. On May 26, 2000 the United States District Court for the District of Columbia announced that it would grant the Company’s motion to dismiss as to the first of the two counts in the complaint and would defer its ruling on the second count to permit the parties to continue settlement negotiations. On August 7, 2000, the Company announced that it settled the lawsuit. This settlement agreement contains no admission of liability on the part of the Company. As part of the settlement, we are limited in advertising discounts on textbooks. Our inability to advertise discounts could harm our business.

Loss of Any of Our Key Management Personnel or the Inability of Our Key Management Personnel to Work Together Effectively or Successfully Manage Our Growth Could Negatively Affect Our Business.

Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Eric J. Kuhn, our co-founder, Chief Executive Officer, President and Chairman of the Board. We have entered into an agreement with Mr. Kuhn that provides, among other things, that he be compensated in the event he is terminated without cause. We have not entered into similar agreements with any other personnel. Nonetheless, the loss or departure of any of our executive officers or key employees could harm our ability to implement our business plan. We do not maintain key person insurance on any member of our management team. In addition, a number of members of our management team have joined us within the last year. These individuals have not previously worked together and are becoming integrated into our management team. They may not be able to work together effectively or successfully manage our growth, resulting in adverse consequences to our business.

We Will Only Be Able to Execute the Online Retail Aspect of Our Business Model if Use Of the Internet and Online Commerce Grows.

Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for any of the following reasons:

•	the Internet infrastructure may be unable to support increased demand or its performance and reliability may decline as usage grows;

•	the inability of Web sites to provide security and authentication of confidential information contained in transmissions over the Internet;

•	the quality of Internet products and services may not continue to generate user interest;

•	online commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing;

•	increased government regulation or taxation of online commerce, at the state or federal level, may adversely affect the viability of online commerce;

•	insufficient availability of telecommunication services or changes in telecommunication services may result in slower response times; and

•	Web sites may not have the ability to respond to privacy concerns of potential users, including concerns related to the placement by Web sites of information on a user’s hard drive without the user’s knowledge or consent.

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

13 of 13

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

The failure of either our Web site or our LAN or any other systems interruptions that results in unavailability of our Web site or reduced order fulfillment performance, especially during our peak sales period of July/August/September, could result in negative publicity or could reduce the volume of goods sold and attractiveness of our Web site and would seriously impair our ability to service our customers’ orders, all of which could negatively affect our revenues. Because our servers are located at a third-party’s facility and because some of the reasons for a systems interruption may be outside of our control, we also may not be able to exercise sufficient control to remedy the problem quickly or at all. Regardless of whether we or a third-party controls or creates system failure, the occurrence of system failure could adversely affect our reputation, seriously harm our business and cause us to lose a significant and disproportionate amount of revenues.

Concerns About Security on the Internet May Reduce the Use of Our Web Site and Impede Our Growth.

A significant barrier to confidential communications over the Internet has been the need for security. We rely on SSL encryption technology to prevent the misappropriation of customer credit card data during the transaction process. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. A failure to adequately control fraudulent credit card transactions could reduce our collections and harm our business. Internet usage could decline if any well-publicized compromise of security occurred. Our site could be particularly affected by any such breach because our online commerce model requires the entry of confidential customer ordering, purchasing and delivery data over the Internet, and we maintain a database of this historical customer information. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a medium for commerce. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our Web site or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer or company information or cause interruptions in our operations. We may incur significant costs to protect against the threat of such security breaches or to alleviate problems caused by these breaches.

We May Become Subject to Burdensome Government Regulations and Legal Uncertainties Affecting the Internet That Could Adversely Affect Our Business.

To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet. The growth of the Internet

14 of 14

may also be significantly slowed. This could delay growth in demand for our online services and limit the growth of our revenues. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues, which include:

•	sales and other taxes;

•	user privacy;

•	pricing controls;

•	characteristics and quality of products and services;

•	consumer protection;

•	libel and defamation;

•	copyright, trademark and patent infringement; and

•	other claims based on the nature and content of Internet materials.

We May Be Unable to Obtain a United States Trademark Registration for Our Brand or to Protect Our Other Proprietary Intellectual Property Rights.

Our application to register the mark VarsityBooks.com has been approved for publication by the Trademark Office. After the application is published, it will be open to opposition by third parties for a period of 30 days. If we are unable to secure the right to use the VarsityBooks.com mark and related derivative marks, a key element of our strategy of promoting “VarsityBooks.com” as our brand could be disrupted and, as a result, the value of your investment could be reduced. Even if we are able to secure federal trademark registration for the mark VarsityBooks.com, federal trademark laws only provide us with limited protection because, for example, we would be unable to prevent the use of an unregistered similar mark by a prior user or to prevent the use of a similar name in our markets or similar mark for products and services we would like to offer.

The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our revenues and the value of your investment could be reduced. The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of other countries in which we may market our services in the future may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive.

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

As Internet Technology and Regulation Advances, We May Not Be Able to Protect Our Domain Names.

We currently hold various Web domain names relating to our brand, including the “VarsityBooks.com” domain name. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the generic category of domain names (i.e., .com,    .net and .org) is now controlled by a non-profit corporation, which may create additional top-level domains. Requirements for holding domain names have also been affected. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could harm our business.

Some States May Impose a New Sales Tax On Our Business.

A 1992 Supreme Court decision confirmed that the commerce clause of the United States Constitution prevents a state from requiring the collection of its sales and use tax by a mail-order company unless such company has a physical presence in the

15 of 15

state. However there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. We attempt to conduct our operations consistent with our interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged. In recent challenges, various states have sought to require companies to begin collection of sales and use taxes and/or pay taxes from previous sales. We currently collect and forward sales tax on all shipments to Illinois and the District of Columbia. As of the date of this form two additional states have contacted us regarding activity in their state. One of these states has determined the Company has no sales tax liability for the audit period. The other state has notified us of an assessment for sales tax liability for which we have submitted a petition for redetermination. The Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of sales and use taxes by mail-order companies. Congress has from time to time considered proposals for such legislation. We anticipate that any legislative change, if adopted, would be applied on a prospective basis. While there is no case law on the issue, we believe that this analysis could also apply to our online business. Recently, several states and local jurisdictions have expressed an interest in taxing e-commerce companies who do not have any contacts with their jurisdictions other than selling products online to customers in such jurisdictions. The Internet Tax Freedom Act imposed a moratorium on new taxes or levies on e-commerce for a three-year period due to expire in October 2001. However, there is a possibility that Congress may not renew this legislation. Any such taxes could have an adverse effect on online commerce, including our business.

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

There May Be No Active Trading Market In Our Common Stock.

As discussed below, effective with the open of business on March 21, 2001, our common stock was delisted from The Nasdaq National Market. Currently, our common stock is eligible to be traded on the OTC Bulletin Board and we believe that certain broker/dealers are making a market in our common stock. These broker/dealers are under no obligation to make a market and there can be no assurance that they will continue to make such a market or that they will not decide to discontinue making a market without notice to us or our stockholders. In any event, since we have been delisted from Nasdaq, we can not assure you that an active trading market for our common stock will develop, or if it develops, that it will continue. If an active trading market for our common stock does not develop or is not sustained, you may not be able to sell your common stock when you need to do so, or at a price acceptable to you, or even at all.

On March 20, 2001, The Nasdaq Stock Market notified us that effective with the open of business on March 21, 2001 our securities would be delisted from The Nasdaq Stock Market. On March 8, 2001 we appeared before a Nasdaq Listing Qualifications Panel (the “Panel”) to present our case for continued inclusion on The Nasdaq National Market pursuant to an exception to the bid price and market value of public float requirements, as set forth in Nasdaq Marketplace Rules 4450(a)(5) and 4450(a)(2). However, in a letter dated March 20, 2001 the Panel informed us of their decision to delist our securities from The Nasdaq National Market and that we did not satisfy all the requirements for continued listing on The Nasdaq SmallCap Market. Effective with the Panel decision, our securities immediately became eligible to trade on the OTC Bulletin Board.

The Trading Price For Our Common Stock Has Fallen Substantially And This Could Affect Our Ability To Raise Capital And Your Ability To Resell Your Shares At Or Above The Price You Paid To Purchase Such Shares.

The stock market in general and the trading prices of shares in public technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced a substantial drop in market price. Indeed, the trading price of our common stock dropped significantly, thereby precipitating our delisting from Nasdaq. We believe that this drop has resulted from many factors, some of which are beyond our control, such as:

•	investor perception of us and online retailing services in general;

•	general economic conditions both in the United States and in foreign countries;

•	our results in operations

•	adverse business developments

•	changes in financial estimates by securities analysts; and

•	announcements by our competitors of new products and services.

16 of 16

As a result of these factors, and due to the risks related to the absence of an active trading market for our common stock (which are described above) we cannot assure you that the trading price of our common stock will not continue to drop or stay at its currently low price. The significant decreases in the trading price of our common stock and the currently low trading price that we are experiencing is likely to affect our visibility and credibility in our market and will likely limit our ability to raise capital in the future. Additionally, as a result of our low stock trading price and our delisting for Nasdaq, you may not be able to resell your shares of common stock when you need to or at prices higher than what you paid to purchase such shares.

If Our Stock Price is Volatile, We May Become Subject to Securities Litigation Which is Expensive and Could Result in a Diversion of Resources.

Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management’s attention that could cause our business to be harmed.

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

It May Be Difficult for a Third Party to Acquire Our Company and this Could Depress Our Stock Price.

Delaware corporate law and our amended and restated certificate of incorporation and our by-laws contain provisions that could have the effect of delaying, deferring or preventing a change in control of Varsity Group or a change of our management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include those which:

•	authorize the issuance of “blank check” preferred stock, which is preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

•	provide for a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

•	prohibit stockholder action by written consent; and

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

EMPLOYEES

As of February 12, 2001, we had approximately 20 employees and over 530 student representatives. We hire temporary employees, particularly at the beginning of each school semester, and contract service providers as necessary. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2.     PROPERTIES

Our headquarters are at 1825 I Street, N.W. in Washington D.C. The Company was previously headquartered at 2020 K Street, N.W. in Washington, D.C. At this previous site, we leased an aggregate of approximately 34,000 square feet pursuant to a lease that was scheduled to expire in February 2003. On March 8, 2001 we terminated the operating lease for this office space located at 2020 K Street, NW, Washington, DC. Under the terms of this settlement, we effectively agreed to pay all rents through March 2001 in addition to a buyout amount for the remaining lease term.

ITEM 3.     LEGAL PROCEEDINGS

On October 29, 1999, the Company was sued by the National Association of College Stores, or N.A.C.S., in the United States District Court for the District of Columbia. In their complaint, N.A.C.S. alleged that the Company uses false and misleading advertisements in its efforts to sell textbooks. Specifically, the complaint also alleged that the Company falsely advertises discounts of 40% on textbooks on its Web site and that there is no suggested retail price for textbooks from which to calculate discounts. N.A.C.S. claimed that, in making the alleged false and misleading statements, the Company was implying that

17 of 17

N.A.C.S. member stores overcharge students for their textbooks. The complaint requested that the Company be prevented from claiming in any advertising or promotional material, packaging or the like, or representing in any way, that it offers discounts or percentages off of textbooks unless the Company clearly and prominently identifies the true basis for the claimed discount, the source of the comparative price it uses to determine the discounts it offers and the true percentage of textbooks offered at the stated discounted price. In addition, N.A.C.S. sought to have the Company retract all prior claims through prominent statements on its Web site. The complaint did not seek monetary damages, other than attorneys’ fees.

On August 7, 2000 the Company announced in a press release that it had reached a full and final settlement of its lawsuit with N.A.C.S. The settlement agreement contained no admission of liability on the part of the Company. N.A.C.S. filed its lawsuit on October 29, 1999, claiming that VarsityBooks.com had engaged in false and misleading advertising in its sale of college textbooks. On November 22, 1999, VarsityBooks.com filed a motion to dismiss the complaint, claiming that NACS failed to state a claim upon which any relief could be granted. On May 26, 2000, the District Court announced that it would grant VarsityBooks.com’s motion to dismiss as to the first of the two counts in NACS’ complaint and would defer its ruling on the second count to permit the parties to continue settlement negotiations. Those negotiations resulted in the settlement announced on August 7, 2000.

The Company is a party to various other legal proceedings and claims incidental to their business. Management does not believe that these matters will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS

Our common stock has been traded on the Nasdaq National Market under the symbol VSTY since February 15, 2000. Prior to February 15, 2000, our common stock was not publicly traded. For the period from February 15, 2000 to December 31, 2000, the high and low closing prices per share of our Common stock as reported by the Nasdaq National Market were:

		High	Low

First Quarter	(Period from February 15, 2000 to March 31, 2000)	$10.0625	$3.5000

Second Quarter	(Period from April 1, 2000 to June 30, 2000)	$3.9375	$3.7813

Third Quarter	(Period from July 1, 2000 to September 30, 2000)	$1.6563	$0.8125

Fourth Quarter	(Period from October 1, 2000 to December 31, 2000)	$0.8750	$0.0625

On February 1, 2001 , the closing price per share of our common stock was $0.25, as reported on The Nasdaq National Market and we had approximately 245 stockholders of record and approximately 3,800 beneficial holders of our common stock.

On March 8, 2001 we appeared before a Nasdaq Listing Qualifications Panel (the “Panel”) to present our case for continued inclusion on The Nasdaq National Market pursuant to an exception to the bid price and market value of public float requirements, as set forth in Nasdaq Marketplace Rules 4450(a)(5) and 4450(a)(2). However, in a letter dated March 20, 2001 the Panel informed us of their decision to delist our securities from The Nasdaq National Market, effective with the open of business on March 21, 2001. The letter also informed us we did not satisfy all the requirements for continued listing on The Nasdaq SmallCap Market. Effective with the Panel decision, our securities immediately became eligible to trade on the OTC Bulletin Board.

We have never declared or paid any cash dividends on our common stock and we anticipate that we may continue to retain any earnings for the foreseeable future for use in the operation of our business and that we may not pay any cash dividends in the foreseeable future.

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

18 of 18

As of December 31, 2000, we had used the estimated aggregate net proceeds of $35.9 million that we had received from our initial public offering as follows:

Repayment of indebtedness	$2.5	million

Working capital	$16.2	million

Temporary investments in cash and cash equivalents	$17.2	million

RECENT SALES OF UNREGISTERED SECURITIES

On January 31, 2000, we granted to employees options to purchase an aggregate of 488,550 shares of common stock at an exercise price of $10.00 per share. This transaction was exempt from registration under rule 701.

On February 15, 2000, we granted to our Chief Executive Officer, Eric J. Kuhn, an option to purchase an aggregate of 107,913 shares of common stock at an exercise price of $10.00 per share. This transaction was exempt from registration under rule 701.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the fiscal years ended December 31, 1998, 1999 and 2000 have been derived from the Company’s audited consolidated financial statements. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

19 of 19

		Years Ended December 31,

			(in thousands, except share and per share data)
		1998		1999		2000

Statement of Operations Data

Net Sales

Product		$122		$9,673		$24,140

Shipping		10		674		1,767

Marketing Services		—		212		2,630

Total net sales		132		10,559		28,537

Operating Expenses

Cost of product – related party		115		9,119		21,273

Cost of shipping – related party		10		909		2,194

Equity transactions – related party		798		169		—

Cost of marketing services		—		—		385

Marketing and sales:

Non-cash compensation	$53		$787		$2,144

Other marketing and sales	536	589	20,021	20,808	23,274	25,418

Product development:

Non-cash compensation	69		205		(107)

Other product development	627	696	4,505	4,710	4,194	4,087

General and administrative:

Non-cash compensation	24		1,586		2,556

Other general and administrative	593	617	5,117	6,703	7,239	9,795

Total operating expenses		2,825		42,418		63,152

Loss from operations		(2,693)		(31,859)		(34,615)

Other expense		—		—		(455)

Interest income, net		4		351		1,046

Net loss		(2,689)		(31,508)		(34,024)

Preferred stock dividends		—		1,487		—

Net loss applicable to common stockholders		$(2,689)		$(32,995)		$(34,024)

Net loss per share:

Basic and diluted		$(1.53)		$(14.82)		$(2.41)

Adjusted (1)				$(4.09)

Weighted average shares:

Basic and diluted		1,755,536		2,226,225		14,103,751

Adjusted (1)				7,702,441

		As of December 31,

		(in thousands)
	1998	1999	2000

BALANCE SHEET DATA

Cash and cash equivalents	$1,481	$7,813	$15,710

Working capital (deficit)	(199)	9,163	15,413

Total assets	1,746	18,062	19,981

Total stockholders’ equity (deficit)	(99)	12,047	17,114

(1)	Adjusted net loss per share is computed using:

a.	The weighted average number of common shares outstanding, including the pro-forma effects of the conversion of the Company’s Series A, Series B and Series C convertible preferred stock into shares of the Company’s common stock on a one-to-one basis effective upon the closing of the Company’s initial public offering as if such conversion occurred on January 1, 1998 or at the date of original issuance, if later, as well as the impact of the Company’s one-for-two stock split in December 1999.

b.	Adjustments for certain non-cash expenses, including non-cash charges and interest expense.

20 of 20

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

OVERVIEW

We are a leading online retailer of new textbooks and we provide marketing services to other businesses interested in reaching the nation’s 15 million college students and 2.5 million private middle and secondary school students.

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

Since the launch of our Web site, we have continued these activities and have also focused on increasing sales, expanding our product and service offerings, improving the efficiency of our order and fulfillment process, recruiting and training employees, enhancing finance and administrative functions and increasing customer service operations and the depth of our management team to help implement our growth strategy.

We began to generate sales when we launched our Web site in August 1998. To date, our revenues have consisted primarily of sales of new textbooks. In January 1999 we created eduPartners, whereby we become the exclusive provider of new books and learning materials to a variety of learning institutions. This program is a cost-effective model that enables us to increase the number of customers to our Web site and generate book sales. In quarter ending September 30, 2000, revenues from eduPartners accounted for approximately 69% of our overall sales of books. We expect this contribution to continue to expand. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

We also generate revenue from banner advertisements and other online marketing agreements, as well as offline marketing service agreements for which we use College Impact, our student representative network. During the fourth quarter of fiscal 1999, we began generating revenues from marketing programs. In May 2000, we accelerated our efforts in developing the marketing services business, and subsequently signed marketing services agreements with a number of public and private companies, including AT&T Wireless Services, Inc., Palm, Inc., Papa John’s International, Inc. and Ben & Jerry’s Homemade, Inc. We continue to develop marketing services agreements with businesses that are seeking to reach the college and private middle and high school markets. Revenues from our marketing programs are recognized straight-line over the contract term, provided that no significant performance obligations remain and the collection of the related receivable is probable. Costs associated with our marketing programs are recognized as incurred.

In addition, we have successfully lowered the overall expenses and increased the margins of our retail book business through various means, including the imposition of increased retail pricing. Although our margins are increasing and our overall expenses have been lowered significantly, our ability to reach operating profitability depends on our ability to generate and sustain higher net revenues. If we do achieve profitability from operations, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We do not expect to achieve positive cash flow from operations until the second half of 2001. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as indication of future performance. If we cannot achieve and sustain profitability or positive cash flow from operations, we may be unable to meet our working capital requirements or to obtain additional financing, which would adversely affect our business and my cause us to discontinue operations.

We have incurred substantial losses and negative cash flows from operations in every fiscal period since our inception. For the year ended December 31, 1998, we incurred a loss from operations of approximately $2.7 million and negative cash flows from operations of $1.2 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.6 million and negative cash flows from operations of $27.5 million. As of December 31, 1998, 1999 and 2000 we had accumulated deficits of approximately $2.7 million, $34.2 million and $68.2 million, respectively. We expect that operating losses and negative cash flows will continue until at least the second half of 2001. As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other

21 of 21

promotional activities associated with our traditional retail book business will continue to decrease from historical levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our current levels, we believe, in the aggregate, that this will reduce the losses and negative cash flows from our sales of new textbooks. We intend to increase spending on the development of eduPartners program and relationships with other businesses. We believe that we can capture additional revenues, on which we expect to recognize higher gross margins, by increasing the number of businesses for whom we provide marketing services. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

We granted options to purchase 179,490 shares for the period ended December 31, 1998, 2.1 million shares for the year ended December 31, 1999, and 0.6 million shares for the year ended December 31, 2000 that have been deemed to be compensatory. As a result, we recorded deferred compensation of $354,000, $5.1 million and $1.8 million during the year ended December 31, 1998, 1999 and 2000, respectively.

Additionally, effective August 1, 1999, we sold 207,077 shares of our common stock at a price of $0.30 per share to each of our founders, Mr. Kuhn and Mr. Levy. The shares vest at a rate of 40% upon the completion of one year of service and the remaining 60% vest at the end of the second year. Mr. Levy’s shares accelerated upon his separation, which was effective March 15, 2000. We have deemed that the fair value of the underlying stock for the sale of common stock is in excess of the related sales or exercise price. As a result, we recorded deferred compensation of $2.6 million during August 1999 for these transactions.

Furthermore, effective August 24, 1999, Mr. Kuhn was granted an option to purchase 138,052 shares of our common stock at an exercise price of approximately $0.30 per share. The option vests in equal monthly installments over each of the next 48 months assuming Mr. Kuhn remains employed by us. Further, on December 17, 1999, we granted to Mr. Kuhn an option to purchase 345,470 of the Company’s fully diluted common stock at an exercise price of $10 per share. We have deemed that the fair value of the underlying stock for the option grants is in excess of the related sales or exercise price. As a result, we recorded deferred compensation of $0.9 million and $1.1 million during August 1999 and December 1999, respectively, for these transactions.

Effective December 21, 2000, we sold 350,000 shares of our common stock at a price of $0.001 per share to Mr. Kuhn. These shares were issued with certain restrictions limiting or preventing their sale or transfer. We have deemed that the fair value of the underlying stock for the sale of common stock is in excess of the related sales or exercise price. As a result, we recorded non-cash compensation expense of $21,840 in December 2000. There was no deferred compensation expense associated with this transaction.

Amortization of deferred compensation is included in non-cash compensation in the accompanying consolidated statements of operations as a component of the marketing and sales, product development and general and administrative line items, as appropriate. Non-cash compensation is being charged to operations over the vesting period of the underlying shares and options. Due to staffing reductions during the year ended December 31, 2000, a significant percentage of granted options and the associated deferred compensation outstanding as of December 31, 1999 were cancelled.

The following table compares the relative deferred compensation amortization schedules at year ended December 31, 1999 and 2000 (in thousands):

	1999	2000

Year ended December 31, 1998	$146	$—

Year ended December 31, 1999	2,578	1,082

Year ended December 31, 2000	4,139	2,645

Year ending December 31, 2001	1,975	753

Year ending December 31, 2002	888	270

Year ending December 31, 2003	339	100

	$10,065	$4,850

YEARS ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net Sales

Net sales increased to $28.5 million for the year ended December 31, 2000 from $10.6 million for year ended December 31, 1999, as a result of a much stronger selling season in January/February of 2000 compared to the similar period in 1999, the expansion of eduPartners and the commencement of our marketing services business. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer. Revenues from our marketing

22 of 22

programs are recognized straight-line over the contract term, provided that no significant performance obligations remain and the collection of the related receivable is probable.

Operating Expenses

Cost of Product —Related Party (Baker & Taylor)

Cost of product —related party consists of the cost of products sold to customers. Cost of product —related party increased to $21.3 million for the year ended December 31, 2000 from $9.1 million for year ended December 31, 1999. This increase was primarily attributable to our increased sales volume. We expect that cost of product —related party would continue to increase in absolute dollars as eduPartners and our customer base expands.

Cost of Shipping —Related Party (Baker & Taylor)

Cost of shipping —related party consists of outbound shipping. Cost of shipping increased to $2.2 million for the year ended December 31, 2000 from approximately $0.9 million for year ended December 31, 1999. This increase was primarily attributable to our increased sales volume. Also, for the year ended December 31, 2000, cost of shipping —related party exceeded shipping revenue by $0.4 million or 24.2%. As part of our business strategy, we have historically charged a flat rate for shipping, which in many cases was less than our actual costs. In the fourth quarter of 2000, we increased our shipping rates to ensure that shipping revenue exceeded cost of shipping on most orders. While we will continue to offer competitive, value-based shipping prices to our customers, we expect that shipping revenue will exceed cost of shipping in 2001. We recognize this action may negatively impact our ability to aggressively expand eduPartners and our customer base.

Effective October 1, 1999 we amended the documents governing our relationship with Baker & Taylor. The amendment provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including Web site content and customer database management. Such assignment is based on the relative fair value of each element as determined by Baker & Taylor. Effective with the amendment of our agreement with Baker & Taylor on October 1, 1999, we have included in “cost of product—related party” in our statement of operations the cost of purchased books from Baker & Taylor, we included in “shipping—related party” the cost of shipping charges from Baker & Taylor and we included in marketing and sales the cost of other services including web site content and customer database management charged from Baker & Taylor.

Since the effective date of these amendments, these agreements have served to reduce cost of product—related party (Baker & Taylor) as a percentage of revenue and increase marketing and sales expense as a percentage of revenue.

Equity Transactions—Related Party (Baker & Taylor)

Equity transactions—related party consists of the fair value of warrants and the amortization of the excess of the fair value over the cost of common stock issued to Baker & Taylor. During 1998, we issued a warrant to purchase 107,143 shares of our common stock at an exercise price of $2.33 per share in July; a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $0.20 per share in October; and a warrant to purchase up to 53,571 shares of our common stock at an exercise price of $2.33 per share in December. Additional warrants to purchase up to 5,950 and 62,500 shares of our common stock at an exercise price of $2.33 and $0.22 per share, respectively, were issued to Baker & Taylor in 1999. We estimated the fair value of the warrants on the date of grant using an established option pricing model (see note 3 to the accompanying consolidated financial statements). On July 10, 1998, we sold 535,714 shares of our common stock to Baker & Taylor at par value. We subsequently determined that the fair value of the common stock was in excess of the exercise price and sales price. Fair value per share was derived by reference to the preferred stock value since inception —see note 3 to the accompanying consolidated financial statements. We expensed the excess of the fair value of the common stock over its cost, which was approximately $643,000, in July 1998. In connection with all of the Baker & Taylor equity transactions, we recorded an aggregate expense of $169,000 for the year ended December, 31 1999, a decrease from the $798,000 we recorded for such transactions for the year ended December 31, 1998. There we no similar expenses incurred during the year ended December 31, 2000.

Cost of Marketing Services

Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. Cost of marketing services totaled $0.4 million for the year ended December 31, 2000. There were no material direct costs associated with the delivery of marketing services for the year ended December 31, 1999.

Marketing and Sales

Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in marketing, including the expenses associated with the continued development of our nationwide network of student representatives. Marketing and sales expense increased to $25.4 million for the year ended December 31, 2000 from $20.8 million for year ended December 31, 1999. This increase was primarily attributable to increases in non-cash compensation

23 of 23

expense, sales and marketing expenses associated with our agreement with Baker & Taylor and increased sales and marketing staffing levels in the first half of the year. Advertising expense decreased to $7.0 million for the year ended December 31, 2000 from $11.4 million for year ended December 31, 1999. This decrease was primarily attributable to the contraction of our online and offline advertising in the second half of 2000. Certain marketing and sales expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as Web site content and customer database management as marketing and sales expense and we expect these costs will continue to increase in absolute dollars as we expand grow our business. However, during the fourth quarter of 2000, we made reductions in other marketing and sales overhead associated with our business. We scaled back our network of student representatives to focus more closely on markets and campuses most frequently targeted by our marketing services clients. We reduced or eliminated consumer advertising and marketing budgets targeting the national college market and refocused resources on the continued growth of eduPartners. We made similar reductions in the headquarter staffing associated with our consumer marketing effort and management of our student representative network. As a result of these actions and the considerably lower costs associated with marketing and promoting eduPartners, we expect that marketing and sales expense will be lower in absolute dollars in 2001.

Product Development

Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense decreased to $4.1 million for the year ended December 31, 2000 from $4.7 million for year ended December 31, 1999. This decrease was primarily attributable to the capitalization of certain technology development costs associated with feature and functionality enhancements made to our website during 2000, overall reductions in technology staffing levels in the second half of 2000, the reduction or elimination of booklist development for non-eduPartner schools, and negative non-cash compensation expense associated with the cancellation of non-vested employee options for employees who left the Company during 2000. We believe that the majority of site features and functionality necessary to support and expand our businesses have been successfully implemented. Based upon observing customer navigation patterns on our site and the related cost-benefit analysis, we made a strategic decision to reduce or eliminate the development of detailed “booklists” for non-eduPartners institutions on our site. Accordingly, we reduced our new technology development and booklist efforts and related staff and expect product development expenses will decrease in absolute dollars in 2001.

General and Administrative

General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased to $9.8 million for the year ended December 31, 2000 from $6.7 million for year ended December 31, 1999. This increase was primarily attributable to the hiring of additional personnel and increased professional services expenses during 2000. Consistent with efforts taken in other areas of our business, we have taken steps to reduce the overhead associated with managing and growing our enterprise. During the second half of 2000 we have reduced headcount, renegotiated vendor agreements and reduced ongoing administrative expenses. Therefore, we expect that general and administrative expenses will decrease in absolute dollars in 2001.

Other Expense

During the year ended December 31, 2000 we sold or disposed of certain fixed assets that were no longer critical to the successful execution of our business plan. The disposal of these assets resulted in a loss or expense of approximately $0.5 million during the year ended December 31, 2000.

Interest Income, net

Interest income, net consists of interest income on our cash and cash equivalents and investments, and interest expense attributable to our convertible notes payable. Interest income, net was $1.0 million for the year ended December 31, 2000 compared to $0.4 million for the year ended December 31, 1999. This increase was primarily attributable to interest income on higher average cash and cash equivalent and short-term investment balances during the year ended December 31, 2000.

Income Taxes

As of December 31, 1999 and December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of $29.9 million and $54.8 million, respectively, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. Changes in the ownership of our common stock, as defined in the Internal Revenue Code of 1986, as amended, may restrict the utilization of such carryforwards. See note 10 to our consolidated financial statements.

YEARS ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

24 of 24

Net Sales

Net sales increased to $10.6 million for the year ended December 31, 1999 from $0.1 million for year ended December 31, 1998, as a result of the additional selling season we experienced in January/February of 1999, the significant growth in orders primarily from our expanding customer base as well as the commencement of eduPartners.

Operating Expenses

Cost of Product —Related Party (Baker & Taylor)

Cost of product —related party consists of the cost of products sold to customers. Cost of product —related party increased to $9.1 million for the year ended December 31, 1999 from $0.1 million for year ended December 31, 1998. This increase was primarily attributable to our increased sales volume. We expect that cost of product —related party will continue to increase as we expand our customer base and eduPartners.

Cost of Shipping —Related Party (Baker & Taylor)

Cost of shipping —related party consists of outbound shipping. Cost of shipping increased to $0.9 million for the year ended December 31, 1999 from approximately $10,000 for year ended December 31, 1998. This increase was primarily attributable to our increased sales volume. Also for the year ended December 31, 1999, cost of shipping – related party exceeded shipping revenue by $0.2 million or 34.9%. As part of our business strategy, we charge a flat rate for shipping, which is less than our actual costs. We believe that this strategy is responsive to the competitive nature of our business and is positively perceived by our customer base. We expect that cost of shipping – related party will continue to exceed shipping revenue and will increase as we expand our customer base.

Effective October 1, 1999 we amended the documents governing our relationship with Baker & Taylor. The amendment provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by Baker & Taylor. Effective with the amendment of our agreement with Baker & Taylor on October 1, 1999, we have included in “cost of product – related party” in our statement of operations the cost of purchased books from Baker & Taylor, we included in “shipping – related party” the cost of shipping charges from Baker & Taylor and we included in “marketing and sales – related party” the cost of other services charged from Baker & Taylor.

On a prospective basis, these agreements will serve to reduce Cost of Product – Related Party (Baker & Taylor) as a percentage of revenue and increase Marketing and Sales – Related Party (Baker & Taylor) as a percentage of revenue.

Equity Transactions—Related Party (Baker & Taylor)

Equity transactions—related party consists of the fair value of warrants and the amortization of the excess of the fair value over the cost of common stock issued to Baker & Taylor. During 1998, we issued a warrant to purchase 107,143 shares of our common stock at an exercise price of $2.33 per share in July; a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $0.20 per share in October; and a warrant to purchase up to 53,571 shares of our common stock at an exercise price of $2.33 per share in December. Additional warrants to purchase up to 5,950 and 62,500 shares of our common stock at an exercise price of $2.33 and $0.22 per share, respectively, were issued to Baker & Taylor in 1999. We estimated the fair value of the warrants on the date of grant using an established option pricing model (see note 3 to the accompanying consolidated financial statements). On July 10, 1998, we sold 535,714 shares of our common stock to Baker & Taylor at par value. We subsequently determined that the fair value of the common stock was in excess of the exercise price and sales price. Fair value per share was derived by reference to the preferred stock value since inception —see note 3 to the accompanying consolidated financial statements. We expensed the excess of the fair value of the common stock over its cost, which was approximately $643,000, in July 1998. In connection with all of the Baker & Taylor equity transactions, we recorded an aggregate expense of $169,000 for the year ended December, 31 1999, a decrease from the $798,000 we recorded for such transactions for the year ended December 31, 1998.

Marketing and Sales

Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in marketing, including the expenses associated with the continued development of our nationwide network of student representatives. Marketing and sales expense increased to $20.8 million for the year ended December 31, 1999 from $0.6 million for year ended December 31, 1998. Advertising expense increased to $11.4 million for the year ended December 31, 1999 from $0.4 million for year ended December 31, 1998. This increase was primarily attributable to the expansion of our online and offline advertising, increased personnel and related expenses and the continued expansion of our network of student representatives and eduPartners. We expect that marketing and sales expense will continue to increase in absolute dollars as we expand our network of student representatives and incur additional advertising and promotional expenses to build our sales base. Marketing and sales expense will also increase as a result of the amendment of our agreements with Baker & Taylor, which will

25 of 25

result in the classification of services such as website content and customer database management as marketing and sales expense.

Product Development

Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense increased to $4.7 million for the year ended December 31, 1999 from $0.7 million for year ended December 31, 1998. This increase was primarily attributable to increased staffing and other costs related to feature and functionality enhancements to our website. We expect that product and development expenses will continue to increase as we add additional features and functionality to our website.

General and Administrative

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

SEASONALITY

We have experienced significant seasonality in our results of operations. Due to the academic calendar and the seasonal nature of the textbook industry, our peak selling periods have historically been August/September and January/February, when college students return to school and new semesters begin. However, consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, we expect our peak selling period will be July/August/September. We expect the impact of this shift to result in significantly lower revenues for the three months ending March 31, 2001 than the comparable period ending March 31, 2000. While many private middle and high school institutions have an active book buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to expand eduPartners more deeply into the college and distance learning markets. This would result in more balanced selling seasons between fall and winter. Our marketing services business offers more balanced revenue potential throughout the academic calendar year (September-May), but the net sales generated from these products and services may be significantly less than those generated from our sales of textbooks. As a result, we may continue to experience fluctuations in quarterly operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, we had $15.7 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under operating leases, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

As of December 31, 2000, prepaid marketing expenses were $5,000 compared to $4.6 million at December 31, 1999. This decrease is a result of the contraction of our offline and online advertising efforts and refocusing of resources toward the marketing and promotion of eduPartners. Also, as of December 31, 1999, we deferred expenses of approximately $1.0 million related to our initial public offering. These costs were offset against additional-paid-in-capital upon the completion of our offering in February 2000. Such costs are reflected as a deferred charge in the accompanying December 31, 1999 consolidated balance sheet.

26 of 26

Net cash used in operating activities was $27.4 million for the year ended December 31, 2000, and $29.4 million the year ended December 31, 1999, consisting primarily of net losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

Net cash used in investing activities was $1.2 million for the year ended December 31, 2000, and $2.7 million the year ended December 31, 1999, consisting primarily of purchases of computer equipment, fixtures and furniture, as well as the purchase of a six month certificate of deposit of $0.5 million in 1999.

Net cash provided by financing activities was $36.5 million for the year ended December 31, 1999 and $38.5 million the year ended December 31, 2000. Net cash provided by financing activities during the year ended December 31, 2000 consisted primarily of net proceeds of $35.8 million from the issuance of common stock.

On January 19, 2000 we entered into a revolving credit facility with Imperial Bank in an aggregate amount of $7.5 million with sublimits of $3.0 million for purchases of property, equipment and software and $750,000 for letters of credit. The maturity date for working capital advances was December 31, 2000 and the maturity date for property, equipment and software advance is October 18, 2002. Interest on outstanding balances accrued at Imperial’s prime rate plus 1.0% until the closing of our initial public offering, and afterwards at Imperial’s prime rate. All amounts outstanding, which could be up to $7.5 million, would be collateralized by a pledge of all of our assets. Under the terms of the credit facility, as amended, we must maintain a tangible net worth of $15 million and we must maintain a ratio of our current assets to our current liabilities of 1.5 to 1. We also issued a warrant to Imperial to purchase 37,500 shares of our common stock at an exercise price of $10.00 per share. We borrowed $2.5 million under the revolving credit facility during February 2000 and repaid such borrowings with a portion of the proceeds of our initial public offering on February 22, 2000. This credit facility matured on December 31, 2000 and was not renewed in 2001. At the time of the maturity, the outstanding balance under the facility totaled $264,073, comprised entirely from an issued and irrevocable Letter of Credit. The outstanding Letter of Credit was subsequently secured by cash deposits, and as a result, the outstanding balance under the matured revolving credit facility is $0.

We expect that operating losses and negative cash flows will continue until at least the second half of 2001. As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from recent levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our current levels, we believe, in the aggregate, that this will reduce the losses and negative cash flows from our sales of new textbooks. We intend to increase spending on the development of eduPartners and relationships with other businesses. We believe that we can capture additional revenues, on which we expect to recognize higher gross margins, by increasing the number of businesses for whom we provide marketing services. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures until such time as we achieve operating profitability. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue new business, technology or intellectual property acquisitions or experience net losses that exceed our current expectations. Any required additional financing may be unavailable on terms favorable to us, or at all.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents are at fixed interest rates, and, therefore, the fair value of these instruments is affected by changes in market interest rates. However, as of December 31, 2000, all of our cash equivalents mature within three months. As of December 31, 2000, we believe the reported amounts of cash equivalents and short-term investments to be reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal. As of December 31, 2000 we were not subject to any material variable rate indebtedness.

27 of 27

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders Varsity Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Varsity Group Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 8, 2001,
     except with respect to Note 11, as
     to which the date is March 20, 2001

28 of 28

VARSITY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 1998, 1999 and 2000
(in thousands, except share and per share data)

		1998		1999		2000

Net Sales Product		$122		$9,673		$24,140

Shipping		10		674		1,767

Marketing Services		—		212		2,630

Total net sales		132		10,559		28,537

Operating Expenses Cost of product – related party		115		9,119		21,273

Cost of shipping – related party		10		909		2,194

Equity transactions – related party		798		169		—

Cost of marketing services		—		—		385

Marketing and sales:

Non-cash compensation	$53		$787		$2,144

Other marketing and sales (including $0.8 and $1.6 with related party at December 31, 1999 and 2000 respectively)	536	589	20,021	20,808	23,274	25,418

Product development:

Non-cash compensation	69		205		(107)

Other product development	627	696	4,505	4,710	4,194	4,087

General and administrative:

Non-cash compensation	24		1,586		2,556

Other general and administrative	593	617	5,117	6,703	7,239	9,795

Total operating expenses		2,825		42,418		63,152

Loss from operations		(2,693)		(31,859)		(34,615)

Loss on disposal of fixed assets		—		—		(455)

Interest income, net
Interest income		16		418		1,297

Interest expense		(12)		(67)		(251)

Interest income, net		4		351		1,046

Net loss		(2,689)		(31,508)		(34,024)

Preferred stock dividends		—		1,487		—

Net loss applicable to common stockholders		$(2,689)		$(32,995)		$(34,024)

Net loss per share (basic and diluted)		$(1.53)		$(14.82)		$(2.41)

Weighted average shares (basic and diluted)		1,755,536		2,226,225		14,103,751

See accompanying notes to consolidated financial statements.

29 of 29

VARSITY GROUP INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 1999 and 2000
(in thousands, except share and per share data)

	December 31,

	1999	2000

ASSETS

Current assets

Cash and cash equivalents	$7,813	$15,446

Restricted cash	—	264

Short-term investments	480	480

Accounts receivable, net of allowance for doubtful accounts of $100 at December 31, 1999 and $236 at December 31, 2000	626	1,244

Prepaid marketing	4,625	5

Deferred charge	1,024	—

Other	517	710

Total current assets	15,085	18,149

Fixed assets, net	2,040	1,436

Other assets	937	396

Total assets	$18,062	$19,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,482	$910

Accrued marketing expenses	1,511	44

Deferred revenue	20	201

Other accrued expenses and other current liabilities	1,590	301

Lease liability	—	368

Taxes payable	607	821

Accrued employee compensation and benefits	712	91

Total current liabilities	5,922	2,736

Long-term liabilities	93	131

Total liabilities	6,015	2,867

Commitments and contingencies

Stockholders’ equity:

Series A convertible preferred stock: $.0001 par value, 2,071,420 shares authorized, issued and outstanding at December 31, 1999 (liquidation preference of $1,450 at December 31, 1998 and December 31, 1999); 0 shares authorized, issued and outstanding at December 31, 2000	—	—

Series B convertible preferred stock: $.0001 par value, 6,933,806 shares authorized, issued and outstanding at December 31, 1999 (liquidation preference of $10,658 at December 31, 1999); 0 shares authorized, issued and outstanding at December 31, 2000	1	—

Series C convertible preferred stock: $.0001 par value, 9,755,633 shares authorized; 8,928,571 shares issued and outstanding at December 31, 1999 (liquidation preference of $30,815 at December 31, 1999) ; 0 shares authorized, issued and outstanding at December 31, 2000	1	—

Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued and Outstanding at December 31, 2000	—	—

Common stock, $.0001 par value, 27,932,927 and 60,000,000 shares authorized, 2,643,277 and 16,152,218 shares issued and outstanding at December 31, 1999 and 2000, respectively	—	2

Additional paid-in capital	53,707	87,287

Warrant subscription receivable	—	(707)

Notes receivable from stockholders	(124)	(124)

Deferred compensation	(7,341)	(1,123)

Accumulated deficit	(34,197)	(68,221)

Total stockholders’ equity	12,047	17,114

Total liabilities and stockholders’ equity	$18,062	$19,981

See accompanying notes to consolidated financial statements.

30 of 30

Varsity Group, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
Years ended December 31, 1998, 1999 and 2000
(in thousands, except share data)

	Series A		Series B		Series C					Notes
	Convertible		Convertible		Convertible				Add'l Paid-In	Rec
Description	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Stkholdr

	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt

Balance at December 31, 1997	—	$—	—	$—	—	$—	—	$—	$—	$—

Issuance of common stock							2,035,714		642

Issuance of Series A convertible preferred stock	2,071,420	—							1,433

Issuance of warrants:

Related party									155

Convertible debt ($__ from issuance to related party)									214

Deferred compensation									354

Net Loss

Balance at December 31, 1998	2,071,420	—	—	—	—	—	2,035,714	—	2,798	—

Issuance of common stock							193,409	—	59

Issuance of Series B convertible preferred stock			5,996,306	1					8,552

Conversion of convertible notes to Series B preferred stock			937,500						1,160

Issuance of Series C convertible preferred stock					8,928,571	1			29,895

Issuance of warrants:

Related party									169

AOL warrants									1,208

Convertible Debt									31

Deferred compensation									9,711

Issuance of common stock in exchange for loans to stckhldrs							414,154	—	124	(124)

Net loss

Balance at December 31, 1999	2,071,420	—	6,933,806	1	8,928,571	1	2,643,277	—	53,707	(124)

Issuance of common stock – IPO							4,035,000	1	35,822

Issuance of common stock – ESPP							71,468	—	104

Issuance of common stock – options exercised							85,594	—	24

Issuance of restricted common stock to stockholder							350,000	—	22

Conversion of convertible preferred stock	(2,071,420)	—	(6,933,806)	(1)	(8,928,571)	(1)	8,966,879	1	1

Issuance of warrants:

AOL									205

Imperial Bank									256

Sallie Mae									2,601

Deferred Compensation									(5,455)

Net Loss

Balance at December 31, 2000	—	$—	—	$—	—	$—	16,152,218	$2	$87,287	$(124)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Warrant
	Rec and	Deferred	Accum
Description	Other	Comp.	Deficit	Totals

Balance at December 31, 1997	$—	$—	$—	$—

Issuance of common stock				642

Issuance of Series A convertible preferred stock				1,433

Issuance of warrants:

Related party				155

Convertible debt ($__ from issuance to related party)				214

Deferred compensation		(208)		146

Net Loss			(2,689)	(2,689)

Balance at December 31, 1998	—	(208)	(2,689)	(99)

Issuance of common stock				59

Issuance of Series B convertible preferred stock				8,553

Conversion of convertible notes to Series B preferred stock				1,160

Issuance of Series C convertible preferred stock				29,896

Issuance of warrants:

Related party				169

AOL warrants				1,208

Convertible Debt				31

Deferred compensation		(7,133)		2,578

Issuance of common stock in exchange for loans to stckhldrs				—

Net loss			(31,508)	(31,508)

Balance at December 31, 1999	—	(7,341)	(34,197)	12,047

Issuance of common stock – IPO				35,823

Issuance of common stock – ESPP				104

Issuance of common stock – options exercised				24

Issuance of restricted common stock to stockholder				22

Conversion of convertible preferred stock				—

Issuance of warrants:

AOL				205

Imperial Bank				256

Sallie Mae	(707)			1,894

Deferred Compensation		6,218		763

Net Loss			(34,024)	(34,024)

Balance at December 31, 2000	$(707)	$(1,123)	$(68,221)	$17,114

See accompanying notes to consolidated financial statements.

31 of 31

VARSITY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1998, 1999 and 2000
(in thousands)

	1998	1999	2000

Operating activities:

Net loss	$(2,689)	$(31,508)	$(34,024)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6	313	1,306

Bad debt expense	—	100	234

Loss on disposal of fixed assets	—	—	455

Non-cash compensation	146	2,578	3,495

Other non-cash charges	810	227	256

Changes in operating assets and liabilities:

Accounts receivable, net	(1)	(725)	(852)

Prepaid marketing	(164)	(4,461)	4,620

Deferred charges	—	(1,024)	1,024

Other current assets	—	(128)	(845)

Accounts payable	656	826	(572)

Accrued marketing expenses	—	1,511	(1,467)

Lease liability	—	—	368

Deferred revenue	—	20	181

Other accrued expenses and other current liabilities	17	1,573	(1,289)

Taxes payable	8	599	214

Accrued employee compensation and benefits	16	696	(621)

Other non-current liabilities	—	93	38

Other non-current assets	—	(131)	—

Net cash used in operating activities	(1,195)	(29,441)	(27,479)

Investing activities:

Additions to fixed assets	(106)	(2,253)	(1,257)

Purchase of investment securities	(697)	—	—

Increase in short-term investments, net	—	(480)	—

Proceeds from sale of fixed assets	—	—	100

Proceeds from sale of investment securities	698	—	—

Net cash used in investing activities	(105)	(2,733)	(1,157)

Financing activities:

Proceeds from issuance of convertible notes payable	1,348	—	—

Proceeds from issuance of preferred stock	1,433	38,447	—

Proceeds from issuance of common stock	—	59	35,823

Proceeds from exercise of stock options	—	—	24

Proceeds from employee stock purchase plan	—	—	104

Proceeds from warrant subscription receivable	—	—	582

Proceeds from line of credit	—	—	2,500

Repayment of line of credit	—	—	(2,500)

Net cash provided by financing activities	2,781	38,506	36,533

Net increase in cash and cash equivalents	1,481	6,332	7,897

Cash and cash equivalents at beginning of period	—	1,481	7,813

Cash and cash equivalents at end of period	$1,481	$7,813	$15,710

Supplemental disclosure of cash flow information:

Cash paid for income taxes and interest	$—	$—	$17

Supplemental schedule of non-cash investing and financing activities Conversion of convertible notes payable to Series B preferred stock	$—	$1,160	$—

Issuance of common stock for note receivable	$—	$124	$—

Deferred charge from issuance of warrants	$—	$1,208	$—

See accompanying notes to consolidated financial statements.

32 of 32

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Varsity Group Inc. (the “Company”) is an Internet retailer of new textbooks and a provider of marketing services for businesses interested in reaching the college market. Varsity Group, Inc. was incorporated on December 16, 1997 and launched its Website in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly-owned subsidiaries, CollegeImpact.com, Inc. and VarsityBooks.com, LLC (formerly CollegeOps.com LLC), to assist in the overall management of its marketing and retailing activities, respectively.

The Company is an online retailer of new textbooks and a provider of marketing services for businesses interested in reaching the college and private middle and high school markets. The Company’s business is comprised of two primary components, a retail book business and marketing services business. As an Internet-based retailer of textbooks, the Company uses its website, www.varsitybooks.com, to sell textbooks and other learning materials to students nationwide. Through eduPartners, the Company partners directly with educational institutions to outsource traditional brick and mortar bookstore operations and sell textbooks and learning materials directly to parents and students via the VarsityBooks.com website. In addition, the Company provides marketing services for other businesses seeking to reach the college and private middle and high school demographics. The Company markets to students online through its website and on college campuses utilizing a nationwide network of student marketing representatives.

In February 2000, the Company completed an initial public offering. Net proceeds to the Company from the initial public offering totaled $36.0 million. Effective upon the closing of the offering, all shares of the Company’s preferred stock converted into 8,966,879 shares of the Company’s common stock.

LIQUIDITY

The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $35 million and negative cash flows from operations of $27.5 million. As of December 31, 2000, the Company had an accumulated deficit of approximately $68.2 million.

The Company expects that operating losses and negative cash flows will continue until at least the second half of 2001. As part of the increased emphasis on eduPartners, the Company anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from recent levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if the Company continued to spend at or above our current levels, the Company believes, in the aggregate, that this will reduce the losses and negative cash flows from our sales of new textbooks. The Company intends to increase spending on the development of eduPartners and relationships with other businesses. The Company believes it can capture additional revenues, on which they expect to recognize higher gross margins, by increasing the number of businesses for whom the Company provides marketing services. Failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm the Company’s results of operations and financial condition.

The Company currently anticipates that available funds will be sufficient to meet their anticipated needs for working capital and capital expenditures until such time as operating profitability is achieved. The Company may need to raise additional funds prior to the expiration of such period if, for example, the Company pursues new business, technology or intellectual property acquisitions or experiences net losses that exceed current expectations. Any required additional financing may be unavailable on terms favorable to the Company, or at all.

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

33 of 33

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

Accounts receivable consists primarily of amounts due from credit card processors, marketing services clients, and member institutions of the Company’s partnership program. The Company monitors its accounts receivable balances to assess any collectibility issues. The Company recorded an allowance for potentially uncollectible receivables of $236,437 and $100,000 at December 31, 2000 and 1999, respectively. There was no allowance for uncollectible receivables at December 31, 1998. The allowance for potentially uncollectible receivables is included as a reduction of accounts receivable in the accompanying consolidated balance sheet. Bad debt expense for the year ending December 31, 1999 and 2000 was $100,000 and $233,821, respectively. There was no bad debt expense for the year ending December 31, 1998. There were no write-offs for the years ended December 31, 1998 and December 31, 1999. Write-offs for the year ended December 31, 2000 totaled $97,384.

SHORT-TERM INVESTMENTS

Short-term investments consist of a certificate of deposit with a maturity date in excess of three months. At December 31, 1999 and 2000, the market value of the certificate of deposit approximated its cost.

DEFERRED CHARGE

A deferred charge of approximately $1.0 million for expenses incurred related to the Company’s initial public offering was recorded at December 31, 1999. These costs were offset against additional-paid-in capital upon the completion of the Company’s initial public offering in February 2000. There are no deferred charges as of December 31, 2000.

RELIANCE ON SINGLE SUPPLIER

The Company relies on a single supplier as its current sole provider of textbooks, fulfillment and shipping services (see note 3). While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by the current supplier could materially harm the business. The controlling shareholder of this supplier was a 13% owner of the Company’s common stock at December 31, 2000 (See Notes 3 and 7).

Substantially all of the Company’s computer and communications hardware and software systems are located at a single facility that is owned, maintained and serviced by a third party. Any damage, failure or delay that causes interruptions in the Company’s systems operations could materially harm the Company’s business.

FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Software	18 months

Web site development	18 months

Computer equipment	3 years

Furniture and fixtures	5 years

LONG-LIVED ASSETS

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

REVENUE RECOGNITION

The Company recognizes revenue from textbook sales, including sales under the Company’s partnership program, net of any discounts and coupons, when the textbooks are received by our customers. The Company takes title to the textbooks sold upon

34 of 34

transfer to the shipper and assumes the risks and rewards of ownership including the risk of loss for collection. The Company does not function as an agent or broker for its supplier (See Note 3). Outbound shipping charges are included in net sales. The Company provides allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. To date, the Company’s revenues have consisted primarily of sales of new textbooks. The Company has also generated revenues through the sale of general interest books, banner advertisements and marketing service agreements. Revenues from our marketing programs are recognized straight-line over the contract term, provided that no significant performance obligations remain and the collection of the related receivable is probable. Costs associated with our marketing programs are recognized as incurred.

MARKETING AND SALES

The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” As such, the Company expenses the cost of communication advertising as incurred. Advertising expense was approximately $11.4 million and $7.0 million for the years ended December 31, 1999 and 2000, respectively.

Payments to partnership program schools are accrued as the related revenue is earned. Such amounts are included as a component of marketing and sales expense in the accompanying consolidated statements of operations. The Company recognized an expense of approximately $50,900 and $397,000 for payments earned by partnership program schools for the year ended December 31, 1999 and December 31, 2000, respectively.

PRODUCT DEVELOPMENT

Product development expenses consist principally of payroll and related expenses for systems personnel and consultants. In the year ended December 31, 1999, all product development costs were expensed as incurred due to the short useful life of those improvements. During the year ended December 31, 2000, approximately $623,000 of certain web site development costs were capitalized.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its employee stock options and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

INCOME TAXES

The Company accounts for income taxes by utilizing the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect the taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

SEGMENT REPORTING

The Company operates in one principal business segment across domestic and international markets. International sales are not material. Substantially all of the Company’s operating results and all of its identifiable assets are in the United States.

RECENT ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 137, which delays the effective date of SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities,’’ until 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not entered into any material derivative contracts and does not have near term plans to enter into such contracts. Accordingly, the adoption of SFAS No. 133 and SFAS No. 137 is not expected to have a material effect on the financial position or results of operations of the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to fiscal year 2000 presentation. These changes have no impact on previously reported results of operations or shareholders equity.

35 of 35

3. TRANSACTIONS WITH BAKER & TAYLOR

On July 10, 1998, the Company entered into an Equity Investment and Operating Agreement, and other related agreements, with Baker & Taylor, Inc. (“Baker & Taylor”), the Company’s current sole supplier of textbooks, fulfillment and shipping services and a supplier of promotional, customer service and data base management services. The principal stockholder of Baker & Taylor is a stockholder of the Company. In July 1998, in consideration for Baker & Taylor’s fulfillment and drop-ship services and assistance in developing the Company’s product and customer base, the Company sold Baker & Taylor 535,714 shares of the Company’s common stock at its par value of $.0001 and granted a warrant to purchase an additional 107,143 shares of the Company’s common stock at a weighted average exercise price of $2.33 per share. The Company expensed the excess of the fair value of the common stock over its cost, which was $643,000 in July 1998. The Company also expensed the estimated fair value of the warrant on the date of grant using an established option pricing model since the value of the warrants was insignificant. Also in accordance with this agreement, an executive of Baker & Taylor was elected to the Company’s board of directors.

In connection with an amendment to the agreement, in October 1998, the Company issued Baker & Taylor a warrant to purchase 50,000 shares of the Company’s common stock at a weighted average exercise price of $0.20 per share. The Company expensed the estimated fair value of the warrant on the date of the grant using an established option pricing model since the value of the warrants was insignificant.

In December 1998, the Company issued Baker & Taylor a warrant to purchase 53,571 shares of the Company’s common stock at an exercise price of $2.33 per share in conjunction with a bridge loan note from Baker & Taylor in the amount of $500,000. Approximately $79,300 of the proceeds from the bridge loan note was allocated to the purchase price of the warrants based on the relative fair values of the note and warrant (see note 5). In February 1999, the Company issued Baker & Taylor a warrant to purchase 5,950 shares of the Company’s common stock at an exercise price of $2.33 per share in conjunction with the December 1998 bridge loan. The estimated fair value of the warrant on the date of grant of approximately $11,700 is recorded as interest expense in the accompanying 1999 consolidated statement of operations. The bridge loan note was converted into 173,611 shares of the Company’s series B preferred shares in February 1999 (see note 7).

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

Effective October 1, 1999, the Company entered into a new Operating Agreement with Baker & Taylor and amended the other agreements governing the Company’s operating relationship with Baker & Taylor. Subject to certain exceptions related to obligations for existing customers, Baker & Taylor has agreed for a period of 18 months not to provide direct-to-customer fulfillment services for any online textbook retailer serving students at colleges and universities, distance learning programs and high schools located in the United States that require students to purchase their textbooks . In return, the Company has agreed to use Baker & Taylor as its principal supplier. The exclusivity is automatically extended each semester to remain at 18 months as long as the Company and Baker & Taylor agree on the amount of inventory Baker & Taylor needs to acquire for the upcoming semester. The agreement provides that Baker & Taylor would provide its services initially for three years, subject to automatic annual extensions after the initial period. The amendment provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including web page content and customer database management.

4. FIXED ASSETS

      Fixed assets, at cost, consist of the following at December 31 (in thousands):

	1999	2000

Computer equipment	$2,073	$1,816

Software	261	107

Web site development	—	623

Furniture and fixtures	25	33

36 of 36

	2,359	2,579

Less: accumulated depreciation	(319)	(1,143)

Fixed assets, net	$2,040	$1,436

Depreciation and amortization expense was approximately $313,000 and $1.3 million for the years ended December 31, 1999 and 2000, respectively. For the year ending December 31, 2000 the Company recorded approximately $160,000 of fixed asset write off expense associated with underutilized assets which were no longer critical to supporting our businesses.

5. CONVERTIBLE NOTES PAYABLE

On December 8, 1998, the Company issued unsecured convertible notes due June 8, 2000 totaling $1.35 million and warrants to purchase 144,642 shares of the Company’s common stock under the terms of a Note and Warrant Purchase Agreement. Of these amounts, $500,000 of the convertible notes and 53,571 warrants were issued to a related party —see note 3. Approximately $214,100 of the proceeds from the notes was allocated to the purchase price of the warrants based on the relative fair values of the notes and the warrants. The warrants have an exercise price of approximately $2.33 per share, are exercisable at any time after issuance and expire on December 9, 2003 (see note 7). Debt discount of approximately $214,000 was recorded as a result of the transaction. Total convertible debt was $1.15 million, including $12,000 as a result of the amortization of discount, at December 31, 1998.

Both the Company and the holders of the notes had the right to convert the notes plus accrued interest thereon, at the rate of 8% per annum, into Series B preferred stock upon the consummation of a new round of preferred stock financing equal to or greater than $3.0 million, at a price no greater than $2.865 per share. In February 1999, the notes (total of $1.16 million) were converted into 937,500 shares of Series B preferred stock in conjunction with the Company’s Series B preferred stock financing (see note 7) at the same price as the Series B preferred stock of $1.44 per share.

6. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leased office space in Washington, D.C. under a noncancelable operating lease. The lease included a provision for annual rent escalation of 2.0% and required the Company to pay for a portion of executory costs such as taxes and insurance. On March 8, 2001 the Company terminated the operating lease for its office space. Under the terms of this settlement, the Company effectively agreed to pay all rents through March 2001 and a buyout amount of approximately $237,000 for the remaining lease term. Approximately $368,000 of additional rent costs were accrued at December 31, 2000. This amount includes the buyout of $237,000 and approximately $131,000 of rent expense associated with idled office space in 2001 prior to the settlement.

Rent expense under operating leases was approximately $368,000 and $1.48 million for the years ended December 31, 1999 and 2000, respectively.

LEGAL PROCEEDINGS

On October 29, 1999, the Company was sued by the National Association of College Stores, or N.A.C.S., in the United States District Court for the District of Columbia. In their complaint, N.A.C.S. alleged that the Company uses false and misleading advertisements in its efforts to sell textbooks. Specifically, the complaint also alleged that the Company falsely advertises discounts of 40% on textbooks on its Web site and that there is no suggested retail price for textbooks from which to calculate discounts. N.A.C.S. claimed that, in making the alleged false and misleading statements, the Company was implying that N.A.C.S. member stores overcharge students for their textbooks. The complaint requested that the Company be prevented from claiming in any advertising or promotional material, packaging or the like, or representing in any way, that it offers discounts or percentages off of textbooks unless the Company clearly and prominently identifies the true basis for the claimed discount, the source of the comparative price it uses to determine the discounts it offers and the true percentage of textbooks offered at the stated discounted price. In addition, N.A.C.S. sought to have the Company retract all prior claims through prominent statements on its Web site. The complaint did not seek monetary damages, other than attorneys’ fees.

On August 7, 2000 the Company announced in a press release that it had reached a full and final settlement of its lawsuit with N.A.C.S. The settlement agreement contained no admission of liability on the part of the Company. N.A.C.S. filed its lawsuit on October 29, 1999, claiming that VarsityBooks.com had engaged in false and misleading advertising in its sale of college textbooks. On November 22, 1999, VarsityBooks.com filed a motion to dismiss the complaint, claiming that NACS failed to state a claim upon which any relief could be granted. On May 26, 2000, the District Court announced that it would grant VarsityBooks.com’s motion to dismiss as to the first of the two counts in NACS’ complaint and would defer its ruling on the

37 of 37

second count to permit the parties to continue settlement negotiations. Those negotiations resulted in the settlement announced on August 7, 2000.

The Company is a party to various other legal proceedings and claims incidental to their business. Management does not believe that these matters will have a material adverse effect on the results of operations or financial condition of the Company.

7. STOCKHOLDERS’ EQUITY

AUTHORIZED CAPITAL

At December 31, 2000, the Company was authorized to issue 20,000,000 shares of preferred stock, $.0001 par value per share, and 60,000,000 shares of common stock, $.0001 par value per share. The Company has designated 2,071,420 shares of the authorized preferred stock as Series A preferred stock, 6,933,806 shares as Series B preferred stock and 9,755,633 shares as Series C preferred stock.

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

SERIES A PREFERRED STOCK

On August 6, 1998 and December 3, 1998, the Company issued an aggregate of 2,071,420 shares of Series A preferred stock at a purchase price of $0.70 per share, resulting in gross proceeds of approximately $1.5 million. Holders of Series A preferred stock were entitled to dividends when and if declared by the board of directors at a rate of $0.056 per annum, per share. The right to such dividend was not cumulative.

Each share of Series A preferred stock was automatically converted into shares of common stock at the initial public offering on February 14, 2000. There were no shares of Series A preferred stock authorized, issued or outstanding after that date.

SERIES B PREFERRED STOCK

In February 1999, the Company issued 6,933,806 shares of Series B preferred stock at a purchase price of $1.44 per share, resulting in gross proceeds of approximately $10.0 million. Holders of Series B preferred stock were entitled to cumulative dividends at a rate of $0.115 per annum, per share, adjusted for any combinations, consolidations or stock dividends payable if and when declared by the board of directors. Dividends accrued from the issue date irrespective of whether the board of directors declares a dividend.

Each share of preferred stock was automatically converted into shares of common stock at the initial public offering on February 14, 2000. There were no shares of Series B preferred stock authorized, issued or outstanding after that date.

SERIES C PREFERRED STOCK

In August and September 1999, the Company issued an aggregate of 8,928,571 shares of Series C preferred stock at a purchase price of $3.36 per share, resulting in gross proceeds of approximately $30.0 million. Holders of Series C preferred stock were entitled to cumulative dividends at a rate of $0.2688 per annum, per share, adjusted for any combinations, consolidations or stock dividends, payable if and when declared by the board of directors. Dividends accrued from the issue date irrespective of whether the board of directors declares a dividend.

Each share of preferred stock was automatically converted into shares of common stock at the initial public offering on February 14, 2000. There were no shares of Series C preferred stock authorized, issued or outstanding after that date.

WARRANTS

On December 8, 1998, in connection with the issuance of $1,350,000 of convertible promissory notes, the Company issued warrants to purchase 144,642 shares of the Company’s common stock. Additional warrants to purchase 16,065 shares were issued to the holders of the notes in February 1999. The estimated fair value of the additional warrants on the date of grant of approximately $32,000 is recorded as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 1999 (see notes 3 and 5).

38 of 38

In April 1999, the Company entered into an agreement with a third party under which a warrant to purchase 25,000 shares with an exercise price of $6.00 per share of the Company’s common stock will be issued upon the achievement of contractual revenues of $30.0 million on or before December 31, 2000, with an additional warrant for 50,000 shares with an exercise price of $6.00 per share which will be exercisable if contractual revenues equal or exceed $80.0 million on or before July 31, 2001. Since the exercisability of these warrants is based on the achievement of uncertain future revenue targets, the Company has not recorded any expense for these warrants. These warrants could result in a significant charge to operating results in the future.

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

On December 22, 1999, the Company entered into an interactive marketing agreement with ICQ, Inc., a subsidiary of America Online, Inc. or AOL. Pursuant to the agreement, the Company was the exclusive college-targeted commerce partner on the ICQ instant messaging service as well as its Web site, www.icq.com. In addition, other than ICQ itself, the Company was the exclusive targeted advertiser and marketer of the ICQ service and ICQ.com on U.S. college campuses. The exclusive period of the Company’s relationship was to expire on December 31, 2000. During the term of the Company’s exclusive relationship with ICQ, ICQ could not enter into an agreement with another college-targeted commerce partner but could have accepted noncommerce-related college-targeted content from our specified competitors.

Pursuant to the interactive marketing agreement, the Company agreed to pay ICQ an aggregate of $9.0 million in installments over three years. In addition, the Company granted AOL warrants to purchase 528,738 shares of common stock, which represented 3% of the Company’s aggregate common stock outstanding and reserved for issuance immediately prior to its initial public offering, at a price of $10 per share. Warrants to purchase 176,245 shares were vested at the end of 1999, with the remaining shares to vest over the next three years depending on the performance of ICQ under the interactive marketing agreement with ICQ. The Company believed that ICQ would be able to meet the criteria needed to allow AOL to exercise the warrants. As a result, the Company recorded an expense for the warrants from the date of issuance to the vesting date based upon the current fair market value of the warrants. Initially, the Company recorded a deferred charge equal to $1.2 million, which was the fair value of the vested portion of the warrant issued in December on the date of issuance. The deferred charge was amortized on a straight-line basis over the three-year life of the agreement. Expense of approximately $15,400 was recorded and is reflected as a component of marketing and sales expense in the year ended December 31, 1999.

On September 21, 2000, the Company and AOL ICQ mutually agreed to end the relationship. Consistent with the terms of the settlement, all warrants associated with this agreement were cancelled and the related marketing and sales expenses ended. Expense of approximately $1.5 million was recorded for vested warrants as of the termination date and is reflected as a component of marketing and sales expense in the year ended December 31, 2000.

On January 19, 2000 the Company executed a revolving line of credit agreement with Imperial Bank to provide it with a revolving credit facility in an aggregate amount of $7.5 million with sublimits of $3.0 million for purchases of property, equipment and software and $750,000 for letters of credit. The maturity date for advances for working capital was December 31, 2000. Interest on outstanding balances accrued at Imperial’s prime rate plus 1% until the closing of the Company’s initial public offering, and afterwards at Imperial’s prime rate. All amounts outstanding, which could have been up to $7.5 million, were collateralized by a pledge of all of the Company’s assets. Under the terms of the credit facility, as amended, the Company had to maintain a tangible net worth of $15.0 million and maintain a ratio of its current assets to its current liabilities of 1.5 to 1. The Company also issued warrants to Imperial to purchase 37,500 shares of its common stock at an exercise price of $10 per share. The Company borrowed $2.5 million under the revolving credit facility during February 2000 and repaid such borrowings with a portion of the net proceeds of its initial public offering on February 22, 2000. This credit facility matured on December 31, 2000 and was not renewed in 2001. At the time of the maturity, the outstanding balance under the facility totaled $264,073, comprised entirely from an issued and irrevocable Letter of Credit. The outstanding Letter of Credit was subsequently secured by cash deposits, and as a result, the outstanding balance under the matured revolving credit facility is $0.

On February 3, 2000, the Company entered into a marketing services agreement and a product promotion agreement with Sallie Mae, Inc. Pursuant to the marketing services agreement, Sallie Mae was to pay the Company $2.0 million over a two year period. In exchange, the Company would develop and execute a marketing plan for Sallie Mae to reach the college market. In addition, the Company, pursuant to the product promotion agreement, would pay Sallie Mae referral fees based on a percentage of any revenue generated by Sallie Mae customers during the term of the arrangement. Sallie Mae would promote the Company’s products to Sallie Mae customers. Sallie Mae would also actively promote the Company’s partnership program to the schools to which it sells and promotes Sallie Mae products. In addition, the Company would be the exclusive textbook retailer on the Sallie Mae Web site. In exchange, the Company granted Sallie Mae a warrant to purchase up to 616,863 shares of common stock, which represents 3.5% of its aggregate common stock outstanding and reserved for issuance immediately prior to the completion of the Company’s initial public offering, at a price equal to the initial public offering price of $10 per share. Of these shares,

39 of 39

352,493 vested on February 3, 2000 and the remaining 264,370 shares vested over the two-year term of the agreement depending on the number of customer transactions and partnership school referrals Sallie Mae delivers during that period. The Company believed that Sallie Mae would be able to meet the criteria needed to allow it to exercise the performance based warrants. As a result, the Company began to record an expense for the warrants from the date of issuance. Initially, the Company recorded a deferred charge during the quarter ended March 31, 2000 of approximately $2.6 million, which was the fair value of the vested portion of the warrant on the date of grant. The fair value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; volatility of 74%; risk free interest rate of 6.0%; and expected term of 7 years. The deferred charge was to be amortized on a straight-line basis over the two-year life of the agreement. In January 2001, the Company mutually agreed with Sallie Mae to terminate this marketing relationship. Consistent with the terms of the settlement, all warrants issued to Sallie Mae were cancelled as of December 31, 2000.

As of December 31, 1999 and 2000, no warrants had been exercised. Warrants to purchase 984,088 and 455,350 shares of the Company’s common stock were outstanding at December 31, 1999 and 2000, respectively.

8. STOCK-BASED COMPENSATION

On October 2, 1998, the Company adopted the 1998 Stock Plan, under which incentive stock options, non-qualified stock options or stock rights, or any combination thereof may be granted to the Company’s employees. The board of directors, or a Committee appointed by the board, administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years and vesting periods between 24 and 36 months. Vested options held at the date of termination may be exercised within three months. The board of directors may terminate the Plan at anytime.

Stock option activity was as follows (amounts in thousands, except per share data):

	Number of Stock		Weighted Average
	Options	Exercise Price	Exercise Price

Outstanding, December 31, 1997	—	—	—

Granted	179	$0.20 - $0.30	$0.21

Exercised	—	—	—

Cancelled	—	—	—

Outstanding, December 31, 1998	179	—	0.21

Granted	2,112	0.20 – 10.00	4.82

Exercised	(124)	0.20 – 6.04	0.31

Cancelled	(315)	0.20 – 10.00	1.17

Outstanding, December 31, 1999	1,852		5.30

Granted	2,926	0.656 – 10.00	3.44

Exercised	(85)	0.20 – 6.04	0.29

Cancelled	(3,028)	0.20 – 10.00	4.43

Outstanding, December 31, 2000	1,665		$3.87

The Company has reserved an additional 3,626,218 shares of its common stock for future option grants. There are 5.5 million shares authorized under the Company’s Stock Option Plan.

The following table summarizes information about options at December 31, 2000.

	Options Outstanding			Options Exercisable

		Weighted Avg.
Range of Exercise		Remaining	Weighted Avg.		Weighted Avg.
Price	Number Outstanding	Contractual Life	Exercise Price	Number Outstanding	Exercise Price

	(thousands)	(years)		(thousands)
$0.20 to $0.30	224	6.25	$0.29	122	$0.30

$0.66	120	9.82	$0.66	—	0.66

$1.06	664	9.58	$1.06	—	1.06

$1.44	11	9.08	$1.44	11	1.44

$2.69	110	9.30	$2.69	9	2.69

$6.04	10	6.29	$6.04	6	6.04

$8.00	20	2.40	$8.00	16	8.00

40 of 40

$10.00	506	8.74	$10.00	141	10.00

	1,665	8.77	$3.87	305	$5.43

Options granted during the years ended December 31, 1999 and 2000, excluding those granted to the Company’s Chief Executive Officer as discussed below, resulted in deferred compensation of $5.1 million and $1.8 million, respectively. The amounts recorded represent the difference between the exercise price and the deemed fair value (prior to the initial public offering the fair value per share was derived by reference to the preferred stock values since inception with ratable increases between preferred stock issuance dates or the NASDAQ stock price on the date of issuance following the initial public offering) of the underlying common stock on the date of grant. Amortization of deferred compensation for these options was $1,689,261 and $958,366 for the years ended December 31, 1999, and 2000, respectively, and is included in the accompanying consolidated statements of operations.

Effective August 1, 1999, the Company sold 207,077 shares of its common stock to its Chief Executive Officer in exchange for a $62,123 promissory note and 207,077 shares of its common stock to its Executive Vice President, Development in exchange for a $62,123 promissory note. The notes bear interest at the Applicable Federal Rate (for December 2000) and are due August 1, 2001. The shares vest at a rate of 40% upon the completion of one year of service with the remaining 60% vesting at the end of the second year. Under the terms of the agreement, none of the shares vest if either is terminated for cause or voluntarily resigns. The shares, however, fully vest prior to the completion of two years of service if (i) either is terminated without cause or (ii) upon certain conditions if a change of control occurs. Mr. Levy’s shares accelerated upon his separation, which was effective March 15, 2000. The Company has established that the fair value of the underlying stock for both the sale of common stock and grant of options was in excess of the exercise price. As a result, the Company recorded deferred compensation of $2.7 million during August 1999. Amortization of deferred compensation was $775,503 and $1,650,715 for the years ended December 31, 1999, and 2000, respectively, and is included in non-cash compensation in the accompanying consolidated statement of operations. Non-cash compensation is being charged to operations over the vesting period of the underlying shares and options.

Effective August 24, 1999, the Company’s Chief Executive Officer was granted an option to purchase 138,052 shares of the Company’s common stock at an exercise price of $0.30 per share. This option vests in equal monthly installments over each of the next 48 months of service. Also, on December 17, 1999, the Company granted to its Chief Executive Officer an option to purchase 345,470 shares of the Company’s common stock at an exercise price of $10 per share. On February 15, 2000, the Company granted to its Chief Executive Officer an option to purchase 107,913 shares of the Company’s common stock at an exercise price of $10 per share. The Company has established that the fair value of the underlying stock for both the sale of common stock and grant of options was in excess of the exercise price. As a result, the Company recorded deferred compensation of $1.9 million and $0.3 million during the years ended December 31, 1999 and 2000, respectively. Amortization of deferred compensation expense associated with these transactions for years ended December 31, 1999 and 2000 was $237,306 and $954,894, respectively, and is included in non-cash compensation in the accompanying consolidated statement of operations. Non-cash compensation is being charged to operations over the vesting period of the underlying shares and options.

On December 21, 2000 the Company sold 350,000 shares of its common stock to its Chief Executive Officer at par value, or $0.0001 per share. The shares initially carry a restricted legend which is removed in equal increments over a 24 month period, based upon the Chief Executive Officer’s continued employment with the Company. The Company has established that the fair value of the underlying stock for both the sale of common stock and grant of options is in excess of the exercise price. As a result, the Company fully amortized $21,840 of deferred compensation expense in the year ended December 31, 2000. This expense is included in non-cash compensation in the general and administrative section in the accompanying consolidated statement of operations.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages adoption of a fair value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method for options granted to employees and disclose pro forma net loss and loss per share. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows (in thousands, except per share data):

	Year ended December	Year ended December	Year ended December
	31, 1998	31, 1999	31, 2000

Net loss as reported	$(2,689)	$(31,508)	$(34,024)

Pro forma net loss	(2,697)	(32,185)	$(35,731)

Net loss per share as reported, basic and diluted	(1.53)	(14.15)	(2.41)

Pro forma net loss per share, basic and diluted	(1.54)	(14.46)	(2.53)

41 of 41

The weighted-average fair value of options granted during the years ended December 31, 1998, 1999 and 2000 was approximately $1.96, $6.17 and $2.38 respectively, based on the Black-Scholes option pricing model.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1998: Dividend yield of 0.0%; expected volatility of 74.0%; risk-free interest rate of 6.0%; and expected term of 2 to 5 years. The following assumptions were used for grants during the year ended December 31, 1999: dividend yield of 0.0%; expected volatility of 74.0%; risk-free interest rate of 6.0%-6.04%; and expected term of 2 to 5 years. The following assumptions were used for grants during the year ended December 31, 2000: dividend yield of 0.0%; expected volatility of 74.0%; risk-free interest rate of 6.0 to 6.4%; expected term of 2 to 5 years.

As of December 31, 1998, 1999 and 2000, the weighted average remaining contractual life of the options was 9.8, 9.6 and 8.8 years, respectively.

Upon completion of the initial public offering of the Company’s common stock in February 2000, the Company adopted an Employee Stock Purchase Plan. The plan is designed to allow employees to purchase shares of common stock, at quarterly intervals, through periodic payroll deductions. A total of 500,000 shares of common stock are available for issuance under the plan. The board may at any time amend, modify or terminate the plan. The plan will terminate no later than November 19, 2009.

9. EARNINGS (LOSS) PER SHARE

Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (“SFAS No. 128”) promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.

The Company’s convertible debt, which is exchangeable into shares of the Company’s common stock, was outstanding during calendar 1998 and for approximately two months during the year ended December 31, 1999, but was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 179,490 and 301,786 shares, respectively, of common stock were outstanding during 1998 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 1.9 million and 984,088 shares, respectively, of common stock were outstanding during the year ended December 31, 1999 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 1.67 million and 455,350 shares, respectively, of common stock were outstanding during the year ended December 31, 2000 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company’s Series A preferred stock, which was converted into 1,035,706 shares of the Company’s common stock, was outstanding during calendar 1998, 1999 and 2000, but was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company’s Series B and Series C preferred stock, which were converted into 3,466,897 and 4,464,276 shares, respectively, of common stock were outstanding during 1999 and 2000 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

10. INCOME TAXES

The Company did not provide any current or deferred federal or state tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

At December 31, 1999 and 2000, the Company had net operating loss carryforwards of approximately $29.9 million, and $54.8 million, respectively, related to federal and state jurisdictions. These net operating loss carryforwards will begin to expire at various times beginning 2018. For federal and state tax purposes, a portion of the Company’s net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

42 of 42

	1999	2000

Deferred tax assets:

Net operating loss carryforwards/other carryovers	$12,075	$22,141

Financing and start-up costs	231	112

Accrued expenses	537	683

Total deferred tax assets	12,843	22,936

Valuation allowance	(12,494)	(23,036)

Net deferred tax assets	349	(100)

Deferred tax liabilities:

Depreciation and amortization	(80)	100

Deferred advertising	(269)	0

Total deferred tax liabilities	(349)	100

Total net deferred tax assets	$—	$—

11. SUBSEQUENT EVENTS

On March 20, 2001, The Nasdaq Stock Market notified the Company that effective with the open of business on March 21, 2001 its securities would be delisted from The Nasdaq Stock Market. On March 8, 2001 the Company appeared before a Nasdaq Listing Qualifications Panel (the “Panel”) to present its case for continued inclusion on The Nasdaq National Market pursuant to an exception to the bid price and market value of public float requirements, as set forth in Nasdaq Marketplace Rules 4450(a)(5) and 4450(a)(2). However, in a letter dated March 20, 2001 the Panel informed the Company of their decision to delist its securities from The Nasdaq National Market and that the Company did not satisfy all the requirements for continued listing on The Nasdaq SmallCap Market. Effective with the Panel decision, the Company’s securities immediately became eligible to trade on the OTC Bulletin Board.

On January 8, 2001 the Company granted to employees options to purchase 843,000 shares of its commons stock at an exercise price of $0.344 per share.

On January 8, 2001 the Company sold 50,000 shares of its common stock to its Chief Executive Officer at par value, or $0.0001 per share. The shares initially carry a restricted legend which is removed in equal increments over a 24 month period, based upon the Chief Executive Officer’s continued employment with the Company.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURES

None.

PART III

The information called for by Items 10-13 is incorporated by reference from the Company’s 2001 Annual Meeting of Shareholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.     EXECUTIVE COMPENSATION

ITEM 12.     SECRUITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  1.   Consolidated Financial Statements.

43 of 43

The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 of this Form 10-K:

(a) Report of Independent Accountants

(b) Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000

(c) Consolidated Balance Sheets as of December 31, 1999 and 2000

(d) Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 1998, 1999 and 2000

(e) Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000

(f) Notes to Consolidated Financial Statements

2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

3.	Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K, and such Exhibit Index is incorporated herein by reference.

EXHIBIT	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(1)	Amended and Restated By-laws of the Company.

4.1(1)	Specimen Certificate of the Company’s common stock.

4.2(1)	Registration Rights Agreement with Campus Pipeline dated as of April 27, 1999.

10.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.

10.2(1)*	1998 Stock Option Plan.

10.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999

10.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.7(1)*	Agreement for Eric J. Kuhn.

10.9(1)	Sublease by and between Student Loan Marketing Association and Varsity Group Inc. dated as of January 19, 1999.

10.10(1)	Sublease by and between AT&T Corp. and Varsity Group Inc. dated as of September 7, 1999.

10.11(1)*	Employee Stock Purchase Plan.

21.1(1)	List of Subsidiaries of the Company.

23.1	Consent of PriceWaterhouseCoopers LLP

24	Power of Attorney (included on Signature Page to this report).

(1) Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).

* Indicates a management contract or compensatory plan or arrangement

(B)     REPORTS ON FORM 8-K.

None.

44 of 44

(C)     EXHIBITS.

The Company hereby files as part of this Form 10-K the exhibits listed on the Exhibit Index referenced in Item 14(a)(3) above. Exhibits can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Washington, D.C., 20549 and at the Commission’s regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of these documents with the Commission through the Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

(D)     FINANCIAL STATEMENT SCHEDULES.

The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, IN THE CITY OF WASHINGTON, DISTRICT OF COLUMBIA, ON THE 2ND DAY OF APRIL, 2001.

Varsity Group Inc.

By: /s/ Eric J. Kuhn

Eric J. Kuhn
Chief Executive Officer and President

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Varsity Group Inc., hereby severally constitute and appoint Eric J. Kuhn, our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Varsity Group Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric J. Kuhn Eric J. Kuhn	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 2, 2001

/s/ Allen L. Morgan Allen L. Morgan	Director	April 2, 2001

/s/ Andrew Oleszczuk Andrew Oleszczuk	Director	April 2, 2001

/s/ Gene Riechers Gene Riechers	Director	April 2, 2001

45 of 45

/s/ James S. Ulsamer	Director	April 2, 2001

James S. Ulsamer

46 of 46

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(1)	Amended and Restated By-laws of the Company.

4.1(1	Specimen Certificate of the Company’s common stock.

4.2(1)	Registration Rights Agreement with Campus Pipeline dated as of April 27, 1999.

10.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.

10.2(1)*	1998 Stock Option Plan.

10.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999

10.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.7(1)*	Agreement for Eric J. Kuhn.

10.9(1)	Sublease by and between Student Loan Marketing Association and Varsity Group Inc. dated as of January 19, 1999.

10.10(1)	Sublease by and between AT&T Corp. and Varsity Group Inc. dated as of September 7, 1999.

10.11(1)*	Employee Stock Purchase Plan.

21.1(1)	List of Subsidiaries of the Company.

23.1	Consent of PriceWaterhouseCoopers LLP

24	Power of Attorney (included on Signature Page to this report).

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).

*	Indicates a management contract or compensatory plan or arrangement

47 of 47