Form 10-Q
period 2001-03-31
VARSITYBOOKS COM INC
filed 2001-05-15
CIK 1069502

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________.

                                 ---------------

                         COMMISSION FILE NUMBER 0-28977

                                 ---------------

                               VARSITY GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                             54-1876848
    (STATE OF INCORPORATION)            IRS EMPLOYER (IDENTIFICATION NUMBER)

   1825 EYE ST., NW, SUITE 400                      20006
        WASHINGTON, D.C.                          (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE
            OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 667-3400

             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                          CHANGED, SINCE LAST REPORT.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No____

     As of April 20, 2001, the registrant had 16,384,770 shares of common stock outstanding.

================================================================================

                       VARSITY GROUP INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


                                                                                    PAGE NUMBER
                                                                                    -----------
          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed consolidated statements of operations for the three months          3
          ended March 31, 2000 and 2001

          Condensed consolidated balance sheets as of December 31, 2000 and             4
          March 31, 2001

          Condensed consolidated statements of cash flows for the three months          5
          ended March 31, 2000 and 2001

          Notes to condensed consolidated financial statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and               6
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   16

          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                            17

Item 2.   Changes in Securities                                                        17

Item 3.   Defaults Upon Senior Securities                                              17

Item 4.   Submission of Matters to a Vote of Security Holders                          17

Item 5.   Other Information                                                            17

Item 6.   Exhibits and Reports on Form 8-K                                             17

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                               VARSITY GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS
                                                                        ENDED
                                                                       MARCH 31,
                                                          ------------------------------------
                                                            2000                       2001
                                                          ---------                  ---------
Net sales:
 Books                                                    $  11,006                  $   1,135
 Shipping                                                       902                        139
 Marketing services                                             300                        247
                                                          ---------                  ---------
   Total net sales                                           12,208                      1,521
                                                          ---------                  ---------
Operating expenses:
 Cost of books-related party                                 10,444                      1,011
 Cost of shipping-related party                               1,182                         98
 Cost of marketing services                                     -                           25

 Marketing and sales:
   Non-cash charges                                             738                          8
   Other marketing and sales (including
    $63 and $682
    with related party for three and
    three months ended
    March 31, 2001 and 2000 respectively)       12,843       13,581           340          348
                                              --------    ---------        ------   ----------
 Product development:
   Non-cash charges                                (38)                        (4)
   Other product development                     2,087        2,049           136          132
                                              --------    ---------        ------   ----------
 General and administrative:
   Non-cash charges                              1,596                        271
   Other general and administrative              2,410        4,006         1,212        1,483
                                              --------    ---------        ------   ----------
                Total operating expenses                     31,262                      3,097
                                                          ---------                 ----------
Loss from operations                                        (19,054)                    (1,576)
Other income (expense), net:
   Interest income                                              228                        188
   Interest expense                                             (17)                        -
   Other income                                                  -                          58
                                                          ---------                 ----------
   Other income (expense), net                                  211                        246

Net loss                                                  $ (18,843)                $   (1,330)
                                                          ---------                 ----------
Net loss per share (basic and diluted):
   Net loss                                               $   (2.07)                $    (0.08)
                                                          ---------                 ----------
Weighted average shares:
   Basic and diluted                                      9,084,205                 16,154,996

     See accompanying notes to condensed consolidated financial statements.

                               VARSITY GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                            DECEMBER 31, 2000    MARCH 31, 2001
                                                                            -----------------    --------------
                                                                                                   (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                     $ 15,446         $ 15,609
     Restricted cash                                                                    264               --

     Short-term investments                                                             480              480
     Accounts receivable, net of allowance of doubtful accounts of $236 at
         December 31, 2000 and $162 at March 31, 2001                                 1,244              425

     Prepaid marketing                                                                    5               --

     Other                                                                              710              468
                                                                                   --------         --------
         Total current assets                                                        16,982
                                                                                                      18,149

Fixed assets, net                                                                     1,436            1,151

Other assets                                                                            396              343
                                                                                   --------         --------
         Total assets                                                              $ 19,981         $ 18,476
                                                                                   ========         ========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $    910         $    422
     Accrued marketing expenses                                                          44               32
     Deferred revenue                                                                   201              251
     Other accrued expenses and other current liabilities                               301               80
     Lease liability                                                                    368               --
     Taxes payable                                                                      821              823

     Accrued employee compensation and benefits                                          91               34
                                                                                   --------         --------
         Total current liabilities                                                    2,736            1,642


Long-term liabilities                                                                   131               --
                                                                                   --------         --------
         Total liabilities                                                            2,867            1,642
                                                                                   --------         --------
Stockholders' equity:
     Series A convertible preferred stock: $.0001 par value, 2,071,420
     shares authorized; 0 shares issued and outstanding                                  --               --
     Series B convertible preferred stock: $.0001 par value, 6,933,806
     shares authorized; 0 shares issued and outstanding                                  --               --
     Series C convertible preferred stock: $.0001 par value, 9,755,633
     shares authorized; 0 shares issued and outstanding                                  --               --
     Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0
     shares issued and outstanding                                                       --               --
     Common stock: $.0001 par value, 27,932,927 and 60,000,000 shares authorized,
         16,152,218 and 16,434,770 shares issued and outstanding at December
         31, 2000 and March 31, 2001, respectively                                        2                2

     Additional paid-in capital                                                      87,287           87,318

     Warrant subscription receivable and other                                         (707)              --

     Notes Receivable from stockholders                                                (124)             (62)

     Deferred compensation                                                           (1,123)            (873)

     Accumulated deficit                                                            (68,221)         (69,551)
                                                                                   --------         --------
         Total stockholders' equity                                                  17,114           16,834
                                                                                   --------         --------
         Total liabilities and stockholders' equity                                $ 19,981           18,476
                                                                                   ========         ========


     See accompanying notes to condensed consolidated financial statements.

                               VARSITY GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -------------------------
                                                                          2000            2001
                                                                       --------         --------
Operating activities:
  Net loss                                                             $(18,843)        $ (1,330)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                             245              285
  Bad debt expense                                                           --              (74)
  Gain on sale of fixed assets                                               --              (58)
  Non-cash compensation                                                   2,295              336
  Changes in operating assets and liabilities:
      Accounts receivable, net                                             (668)             893
      Prepaid marketing                                                   3,353                5
      Deferred charge                                                     1,024               --
      Other current assets                                                 (912)             242
      Accounts payable                                                      173             (488)
      Accrued marketing expenses                                         (1,106)             (12)
      Lease liability                                                        --             (368)
      Deferred revenue                                                       --               50
      Other accrued expenses and other current liabilities                 (865)            (221)
      Taxes payable                                                         291                2
      Accrued employee compensation and benefits                            556              (57)
      Other non-current liabilities                                          60             (131)
      Other non-current assets                                               --               53
                                                                       --------         --------
          Net cash used in operating activities                         (14,397)            (873)
                                                                       --------         --------
Investing activities:
  Additions to fixed assets                                                (804)              --
  Proceeds from sale of fixed assets                                         --               58
                                                                       --------         --------

          Net cash used in investing activities                            (804)              58
                                                                       --------         --------

Financing activities:
  Proceeds from issuance of common stock                                 35,881               --
  Proceeds from exercise of stock options                                    --                7
  Proceeds from notes payable                                             2,500               --
  Repayment of notes payable                                             (2,500)              --
  Proceeds from warrant subscription receivable                              --              707
                                                                       --------         --------
          Net cash provided by financing activities                      35,881              714
                                                                       --------         --------

Net increase in cash and cash equivalents                                20,680             (101)
Cash and cash equivalents at beginning of period                          7,813           15,710
Cash and cash equivalents at end of period                             $ 28,493         $ 15,609
                                                                       ========         ========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes and interest                              $     17         $     16
                                                                       ========         ========
  Warrant subscription receivable and other                               2,601         $     --
                                                                       ========         ========
  Deferred charge from issuance of warrants                            $     92         $     --
                                                                       ========         ========


           See accompanying notes to consolidated financial statements

                       VARSITY GROUP INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF OPERATIONS

      Varsity Group Inc., a leading online retailer of new textbooks and a provider of marketing services for businesses interested in reaching the college and private middle and high school markets, was incorporated on December 16, 1997 and launched its Website in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly owned subsidiaries, CollegeImpact.com, Inc. and VarsityBooks.com, LLC (formerly CollegeOps.com LLC), to assist in the overall management of its marketing and retailing activities, respectively.

      In February 2000, we issued 4,000,000 shares of Common Stock at an initial public offering price of $10.00 per share. In March 2000, we sold an additional 35,000 shares pursuant to the exercise of the underwriters' over-allotment option at $10.00 per share. Total net proceeds were approximately $35.9 million.

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

      Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Operating results for the interim periods are not necessarily indicative of results for an entire year.

      Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      This document contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "expect," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

      Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other reports and filings made with the Securities and Exchange Commission.


OVERVIEW

     We are a leading online retailer of new textbooks and we provide marketing services to other businesses interested in reaching the nation's 15 million college students and 2.5 million private middle and secondary school students.

We were incorporated in December 1997 and began offering books for sale on our Web site on August 10, 1998. For the period from inception through August 9,1998, our primary activities consisted of:

     |X|  developing our business model;

     |X| establishing, negotiating and consummating a relationship with our supplier, Baker & Taylor;

     |X|  initial planning and development of our Web site;

     |X|  developing our information systems infrastructure;

     |X|  developing our marketing plans; and

     |X|  establishing finance and administrative functions.

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

We also generate revenue from online marketing agreements, as well as offline marketing service agreements for which we use College Impact, our student representative network. During the fourth quarter of fiscal 1999, we began generating revenues from marketing programs. We have signed marketing services agreements with a number of public and private companies, including AT&T Wireless Services, Inc., Palm, Inc., Papa John's International, Inc. and Ben & Jerry's Homemade, Inc. We continue to develop marketing services agreements with businesses that are seeking to reach the college and private middle and high school markets.

In addition, we have continued to successfully lower the overall expenses of our retail book business through various means, including the imposition of increased retail pricing. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as indication of future performance. If we cannot achieve and sustain profitability or positive cash flow from operations, we may be unable to meet our working capital requirements or to obtain additional financing, which would adversely affect our business and may cause us to discontinue operations.

We have incurred losses and negative cash flows from operations in every fiscal period since our inception. For the year ended December 31, 1998, we incurred a loss from operations of approximately $2.7 million and negative cash flows from operations of $1.2 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.6 million and negative cash flows from operations of $27.5 million. As of December 31, 1998, 1999 and 2000 we had accumulated deficits of approximately $2.7 million, $34.2 million and $68.2 million, respectively. Net loss for the quarter ended March 31, 2001 was $1.3 million compared to a net loss of $18.8 million for the quarter ended March 31 2000. We expect that operating losses and negative cash flows will continue until at least the second half of 2001. As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from historical levels. Although, in the short-term, this has and will continue to result in decreased revenues from the sales of new textbooks, we believe, in the aggregate, that this has and will continue to reduce the losses and negative cash flows from our sales of new textbooks.


RESULTS OF OPERATIONS

      The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto-included elsewhere herein.

                             PERCENTAGE OF TOTAL NET
                                      SALES

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              ---------------------
                                               2000           2001
                                              ------         ------
Net sales:
    Books                                       90.2%          74.6 %
    Shipping                                     7.4            9.1
    Marketing services                           2.4           16.3
                                              ------         ------
       Total net sales                         100.0          100.0
                                              ------         ------
Operating expenses:

    Cost of books-related party                 85.6           66.5
    Cost of shipping-related
      party                                      9.7            6.4
    Equity transactions-related party           --             --
    Cost of marketing services                  --              1.6
    Marketing and sales:                       111.2           22.9
    Product development:                        16.8            8.7
    General and administrative:                 32.8           97.5
                                              ------         ------
           Total operating expenses            256.1          203.6
                                              ------         ------
Loss from operations                          (156.1)        (103.6)
Other income, net                                1.7           16.2
                                              ------         ------
Net loss                                      (154.4)%        (87.4)%
                                              ======         ======




                        THREE MONTHS ENDED MARCH 31, 2001
                                   COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2000

NET SALES

      Net sales decreased to $1.5 million for the three months ended March 31, 2001 from $12.2 million for the three months ended March 31, 2000. This decrease was primarily attributable to the Company's focus on eduPartners, a seasonal business centered around the back-to-school months of July, August and September. Marketing services sales totaled $0.25 million for the three months ended March 31, 2001, a minimal decrease from the $0.3 million recognized in the same period in 2000.

OPERATING EXPENSES

     Cost of Books - Related Party (Baker & Taylor). Cost of books - related party consists of the cost of books sold to customers. Cost of books-related party decreased to $1.0 million for the three months ended March 30, 2001 from $10.4 million for the three months ended March 31, 2000. This decrease was primarily attributable to our decreased sales volume.

     Cost of Shipping - Related Party (Baker & Taylor). Cost of shipping - related party consists of outbound shipping. Cost of shipping decreased to $0.98 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. This decrease was primarily attributable to our decreased sales volume. Also for the three months ended March 31, 2001, shipping revenue exceeded cost of shipping - related party by $41,000 or 42%. For the three months ended March 31, 2000, cost of shipping - related party exceeded shipping revenue by approximately $0.3 million, or 31.0%. This transition to shipping profitability was primarily attributable to an increase in the shipping rates charged to our customers that was instituted in the third quarter of 2000.

     Cost of Marketing Services. Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. Cost of marketing services totaled $25,000 for the three months ended March 31, 2001. There were no costs of marketing services for the three months ended March 31, 2000.

     Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in marketing and management of our nationwide network of student representatives. Marketing and sales expense decreased to $0.3 million for the three months ended March 31, 2001 from $13.6 million for the three months ended March 31, 2000. This decrease was primarily attributable to decreased marketing with respect to the national college-focused retail book business and decreased personnel and related expenses. Included in marketing and sales is $8,000 and $0.7 million of non-cash charges for the three months ended March 31, 2001 and 2000, respectively.

     Product Development. Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense decreased to $0.1 million for the three months ended March 31, 2001 from $2.0 million for the three months ended March 31, 2000. This decrease was primarily attributable to decreased web development, consulting and personnel costs between periods.

     General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $1.5 million for the three months ended March 31, 2001 from $4.0 million for the three months ended March 31, 2000. This decrease was primarily attributable to decreased personnel and professional services expenses between years. Included in general and administrative expenses is less than $0.3 million and $1.6 million of non-cash charges for the three months ended March 30, 2001 and 2000, respectively. Non-cash charges decreased primarily as a result of a reduction in the number of employees.


   OTHER INCOME (EXPENSE), NET.

         Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $246,000 for the three months ended March 31, 2001 compared to $211,000 for the three months ended March 31, 2000. This increase is primarily attributable to interest income on higher average cash, cash equivalent and short-term investment balances during the three months ended March 31, 2001 and the sale of assets.

   INCOME TAXES.

As of March 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $56 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had $15.6 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

As of March 31, 2001, there were no prepaid marketing expenses compared to $5,000 at December 31, 2000. This decrease was primarily attributable to the decrease in marketing expenditures and the Company's focus on eduPartners, a seasonal business centered around the back-to-school months of July, August and September.

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2001, and $14.4 million for the three months ended March 31, 2000 consisting primarily of net losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

Net cash gained from investing activities was $58,000 for the three months ended March 31, 2001 compared to net cash used in investing activities of $804,000 the three months ended March 31, 2000. Net cash gained from investing activities was the product of proceeds from the sale of fixed assets.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2001 and $35.9 million the three months ended March 31, 2000. Net cash provided by financing activities during the three months ending March 31, 2001, consisted primarily of net proceeds of $0.7 million from warrant subscription receivables.

We expect that operating losses and negative cash flows will continue until at least the second half of 2001. As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from recent levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our historical levels, we believe, in the aggregate, that this will reduce the losses and negative cash flows from our sales of new textbooks. We intend to increase spending on the development of eduPartners and relationships with other businesses. We believe that we can capture additional revenues, on which we expect to recognize higher gross margins, by increasing the number of businesses for whom we provide marketing services. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of such factors, including those set forth below.

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


WE HAVE NOT BEEN PROFITABLE, HAVE GENERATED NEGATIVE CASH FLOWS AND WE EXPECT OUR LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE.

We have never been profitable. We base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues do not materialize or if revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve profitability or positive cash flows. For the year ended December 31, 1998, we incurred a loss from operations of approximately $2.7 million and had negative cash flows from operations of approximately $1.2 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and had negative cash flows from operations of approximately $29.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.6 million and had negative cash flows from operations of approximately $27.5 million. As of December 31, 1999 and 2000 we had an accumulated deficit of approximately $34.2 million and $68.2 million, respectively. Net loss for the quarter ended March 31, 2001 was $1.3 million compared to a net loss of $18.8 million for the quarter ended March 31 2000. Basic and diluted net loss per share was $.08 for the quarter ended March 31, 2001 (on 16.2 million shares, basic and diluted) compared to a basic and diluted net loss of $2.07 per share (on 13.6 million shares, basic and diluted) for the quarter ended March 31 2000.

We expect that operating losses and negative cash flows will continue until at least the second half of 2001. As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from recent levels. Although this has and may continue to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our historical levels, we believe, in the aggregate, that this will continue to reduce the losses and negative cash flows from our sales of new textbooks. We believe that we can capture additional revenues, on which we expect to recognize higher gross margins, by increasing the number of businesses for whom we provide marketing services. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

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


WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW OUR BUSINESS AND ANY ADDITIONAL FINANCING MAY BE ON TERMS ADVERSE TO YOUR INTERESTS.

We intend to continue to grow our business. While we currently anticipate that our available funds will be sufficient to meet our anticipated needs for the next twelve months. We may continue to lose money and generate negative cash flows from operations for the foreseeable future. We may need to raise additional funds in the future to fund to acquire or develop new technology, to increase our staff to meet operational demands, to introduce new products or services or to acquire complementary businesses or services or intellectual property rights. Any required additional financing may be unavailable on terms favorable to us or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest and such securities may have rights senior to those of the holders of our common stock. Obtaining additional financing will be subject to a number of factors, including:

      o    market and economic conditions;

      o    our financial condition and operating performance; and

      o    investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. Currently, companies that are considered primarily on-line retailers are not perceived well by the market. If additional financing is not available when required or is not available on acceptable terms, we may be unable to:

     o    fund our expansion;

     o    successfully promote our brand name;

     o    develop or enhance our products and services;

     o develop or purchase new servers, software and other technology to enable us to process increased transactions and service increased traffic on our Web site;

     o attract and retain the appropriate talent and a sufficient number of employees to handle our increasing operations; and

     o take advantage of business opportunities or respond to competitive pressures.


OUR BUSINESS AND REVENUE MODEL IS UNPROVEN.

Our ability to generate significant revenues and profits from the sale of textbooks and other products and services we may offer in the future is uncertain. To be successful, we must attract and retain a significant number of customers to our Web site at a reasonable cost. Any significant shortfall in the expected number of purchases occurring through our Web site will negatively affect our financial results by increasing or prolonging operating losses and negative cash flows. Conversion of customers from traditional shopping methods to electronic shopping may not occur as rapidly as we expect, if at all. Therefore, we may not achieve the customer traffic we believe is necessary to become successful. Specific factors that could prevent widespread customer acceptance of our business and our ability to increase retail revenues include:

     o    lack of consumer awareness of our online presence;

     o    pricing that does not meet consumer expectations;

     o    consumer concerns about the security of online transactions;

     o shipping charges, which do not apply to shopping at traditional retail stores and are not always charged by some of our online competitors;

     o delivery time associated with online orders, as compared to the immediate receipt of products at traditional retail stores;

     o product damage from shipping or shipments of the wrong products, which may result in a failure to establish trust in purchasing our products online;

     o delays in responses to consumer inquiries or in deliveries to consumers; and

     o    difficulty in returning or exchanging orders.

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


YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. We expect to experience seasonality in our business related to the academic calendar and the corresponding demand for textbooks and educational materials. Sales in our eduPartners business are significantly higher in the third calendar quarter of each year compared with the first, second and fourth calendar quarters. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on sequential quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

     o seasonal trends in the textbook industry and in the buying habits of students;

     o our ability to manage or influence inventory and fulfillment operations;

     o    the level of merchandise returns we experience;

     o our ability to attract new customers, retain existing customers and maintain customer satisfaction;

     o introduction of enhancements or a change in pricing policies, by us or our competitors, or a change in pricing policy by our sole fulfillment source;

     o changes in the amount and timing of expenditures related to marketing, information technology and other operating expenses to support future growth;

     o technical difficulties or system downtime affecting the Internet generally or the operation of our Web site specifically;

     o increasing consumer acceptance and use of the Internet for the purchase of consumer products;

     o potential acquisitions or strategic alliances either by us or our competitors; and

     o general economic conditions and economic conditions specific to the Internet, online commerce and the book industry.

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

WE WILL ONLY BE ABLE TO EXECUTE THE ONLINE RETAIL ASPECT OF OUR BUSINESS MODEL IF USE OF THE INTERNET AND ONLINE COMMERCE GROWS.

Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for any of the following reasons:

     o the Internet infrastructure may be unable to support increased demand or its performance and reliability may decline as usage grows;

     o the inability of Web sites to provide security and authentication of confidential information contained in transmissions over the Internet;

     o the quality of Internet products and services may not continue to generate user interest;

     o online commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing;

     o increased government regulation or taxation of online commerce, at the state or federal level, may adversely affect the viability of online commerce;

     o insufficient availability of telecommunication services or changes in telecommunication services may result in slower response times; and

     o Web sites may not have the ability to respond to privacy concerns of potential users, including concerns related to the placement by Web sites of information on a user's hard drive without the user's knowledge or consent.


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

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET THAT COULD ADVERSELY AFFECT OUR BUSINESS.

To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our online services and limit the growth of our revenues. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues, which include:

     o    sales and other taxes;

     o    user privacy;

     o    pricing controls;

     o    characteristics and quality of products and services;

     o    consumer protection;

     o    libel and defamation;

     o    copyright, trademark and patent infringement; and

     o    other claims based on the nature and content of Internet materials.


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


SOME STATES MAY IMPOSE A NEW SALES TAX ON OUR BUSINESS, AND IF WE ARE REQUIRED TO COLLECT SALES TAX IN ADDITIONAL JURISDICTIONS, WE MAY BE SUBJECT TO LIABILITY FOR PAST SALES AND OUR FUTURE SALES MAY DECREASE.

A 1992 Supreme Court decision confirmed that the commerce clause of the United States Constitution prevents a state from requiring the collection of its sales and use tax by a mail-order company unless such company has a physical presence in the state. However there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. We attempt to conduct our operations consistent with our interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged. In recent challenges, various states have sought to require companies to begin collection of sales and use taxes and/or pay taxes from previous sales. We currently collect and forward sales tax on all shipments to Illinois and the District of Columbia. As of the date of this report two additional states have contacted us regarding activity in their state. One of these states has determined the Company has no sales tax liability for the audit period. The other state has notified us of an assessment for sales tax liability for which we have submitted a petition for redetermination. The Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of sales and use taxes by mail-order companies. Congress has from time to time considered proposals for such legislation. While there is no case law on the issue, we believe that this analysis could also apply to our online business. Recently, several states and local jurisdictions have expressed an interest in taxing e-commerce companies who do not have any contacts with their jurisdictions other than selling products online to customers in such jurisdictions. The Internet Tax Freedom Act imposed a moratorium on new taxes or levies on e-commerce for a three-year period due to expire in October 2001. However, there is a possibility that Congress may not renew this legislation. Any such taxes could have an adverse effect on online commerce, including our business.




ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at March 31, 2001, the change to the Company's interest sensitive assets and liabilities would have an immaterial effect on the Company's financial position, results of operations and cash flows over the next fiscal year.

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

         Not Applicable

ITEM 5:  OTHER INFORMATION

         Not Applicable


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

          (i) Restricted Stock Agreement dated as of January 29, 2001 by and between Varsity Group Inc. and Eric Kuhn

          (ii) Restricted Stock Agreement dated as of March 22, 2001 by and between Varsity Group Inc. and Eric Kuhn

          (iii) Restricted Stock Agreement dated as of March 22, 2001 by and between Varsity Group Inc. and Amy Buckley

          (iv) Restricted Stock Agreement dated as of March 22, 2001 by and between Varsity Group Inc. and Jack Benson


    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May ____, 2001
                                                Varsity Group Inc.

                                                By:    /s/ ERIC J. KUHN
                                                   ------------------------
                                                        Eric J. Kuhn
                                                  Chairman, Chief Executive
                                                    Officer and President