Form 10-Q
period 2001-06-30
VARSITYBOOKS COM INC
filed 2001-08-14
CIK 1069502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

_______________

Commission file number 0-28977

_______________

VARSITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1876848

(State of Incorporation)	IRS Employer (Identification

Number)

1130 Connecticut Ave., Suite 350	20036

Washington, D.C	(Zip Code)

(Address of Principal Executive

Offices)

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
DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No____

      As of August 13, 2001, the registrant had 16,871,062 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2001

PART I.
FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

		Three Months Ended				Six Months Ended
		June 30,				June 30,

		2000		2001		2000		2001

Net Sales:

Product		$2,080		$334		$13,086		$1,469

Shipping		141		37		1,043		176

Marketing Services		41		516		341		763

Total net sales		2,262		887		14,470		2,408

Operating Expenses Cost of books – related party		1,758		253		12,202		1,264

Cost of shipping – related party		227		27		1,409		125

Cost of marketing services		—		14		—		39

Marketing and sales:

Non-cash compensation	$281		$10		$1,019		$18

Other marketing and sales (including $63 and $73 with related party for three and six months ended June 30, 2001 respectively	3,813	4,094	206	216	16,656	17,675	546	564

Product development:

Non-cash compensation	14		2		(24)		(2)

Other product development	1,270	1,284	77	79	3,357	3,333	213	211

General and administrative:

Non-cash compensation	588		196		2,184		467

Other general and administrative	1,739	2,327	1,231	1,427	4,149	6,333	2,443	2,910

Total operating expenses		9,690		2,016		40,952		5,113

Loss from operations		(7,428)		(1,129)		(26,482)		(2,705)

Other income (expense), net:

Interest income		489		181		717		369

Interest expense		(121)		—		(138)		—

Other income		(58)		(6)		(58)		52

Other income (expense), net		310		175		521		421

Net loss		$(7,118)		$(954)		$(25,961)		$(2,284)

Net loss per share (basic and diluted):

Net loss		$(0.45)		$(0.06)		$(2.09)		$(0.14)

Weighted average shares:

Basic and diluted		15,703,416		16,438,652		12,393,816		16,297,607

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS

	December 31, 2000	June 30, 2001

		(unaudited)
Current assets:

Cash and cash equivalents	$15,446	$15,863

Restricted cash	264	—

Short-term investments	480	480

Accounts receivable, net of allowance of doubtful accounts of $236 at

December 31, 2000 and $185 at June 30, 2001	1,244	251

Other	715	440

Total current assets	18,149	17,034

Fixed assets, net	1,436	423

Other assets	396	225

Total assets	$19,981	$17,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$910	$389

Accrued marketing expenses	44	39

Deferred revenue	201	14

Other accrued expenses and other current liabilities	301	117

Lease liability	368	—

Sales taxes payable	821	998

Accrued employee compensation and benefits	91	29

Total current liabilities	2,736	1,586

Long-term liabilities	131	—

Total liabilities	2,867	1,586

Stockholders’ equity:

Series A convertible preferred stock: $.0001 par value, 2,071,420 shares authorized; 0

shares issued and outstanding	—	—

Series B convertible preferred stock: $.0001 par value, 6,933,806 shares authorized; 0

shares issued and outstanding	—	—

Series C convertible preferred stock: $.0001 par value, 9,755,633 shares authorized; 0

shares issued and outstanding	—	—

Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued

and outstanding	—	—

Common stock: $.0001 par value, 27,932,927 and 60,000,000 shares authorized,

16,152,218 and 16,454,395 shares issued and outstanding at December 31, 2000

and June 30, 2001, respectively	2	2

Additional paid-in capital	87,287	87,326

Warrant subscription receivable and other	(707)	—

Notes receivable from stockholders	(124)	(62)

Deferred compensation	(1,123)	(665)

Accumulated deficit	(68,221)	(70,505)

Total stockholders’ equity	17,114	16,096

Total liabilities and stockholders’ equity	$19,981	17,682

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2000	2001

Operating activities:

Net loss	$(25,961)	$(2,284)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	575	532

Bad debt expense	—	(51)

Loss on disposal of fixed assets and write off of underutilized assets	58	439

Non-cash compensation	3,179	546

Equity transactions with related party and interest expense related to warrants	120	—

Changes in operating assets and liabilities:

Accounts receivable, net	(116)	1,044

Deferred charge	1,024	—

Other current assets	1,873	275

Accounts payable	(857)	(521)

Accrued marketing expenses	151	(5)

Lease liability	—	(368)

Deferred revenue	—	(187)

Other accrued expenses and other current liabilities	(847)	(184)

Sales taxes payable	349	177

Accrued employee compensation and benefits	223	(62)

Long term liabilities	52	(131)

Other assets	—	171

Net cash used in operating activities	(20,177)	(609)

Investing activities:

Additions to fixed assets	(1,234)	(16)

Proceeds from sale of fixed assets	100	58

Net cash used in investing activities	(1,134)	42

Financing activities:

Proceeds from issuance of common stock	35,930	—

Proceeds from exercise of stock options	—	13

Proceeds from notes payable	2,500	—

Repayment of notes payable	(2,500)	—

Proceeds from warrant subscription receivable	250	707

Net cash provided by financing activities	36,180	720

Net increase in cash and cash equivalents	14,869	153

Cash and cash equivalents at beginning of period	7,813	15,710

Cash and cash equivalents at end of period	$22,682	$15,863

Supplemental disclosure of cash flow information:

Cash paid for income taxes and interest	$17	$16

Warrant subscription receivable and other	$2,693	$—

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

Note 3: Fixed Assets

            For the six months ending June 30, 2001 the Company recorded approximately $0.5 million of fixed asset write off expense associated with underutilized assets no longer critical to supporting our business. These charges consisted primarily of the removal of certain computer servers and equipment from service and capitalized web site development no longer integrated within the www.varsitybooks.com web site.

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

            Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and other reports and filings made with the Securities and Exchange Commission.

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

We began to generate sales when we launched our Web site in August 1998. To date, our revenues have consisted primarily of sales of new textbooks. In January 1999 we created eduPartners, whereby we become the exclusive provider of new books and learning materials to a variety of learning institutions. This program is a cost-effective method for us to increase the number of customers to our Web site and generate book sales. Presently, we have about 90 educational institutions in our eduPartners program.

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

We have incurred losses from operations in every fiscal period since our inception. For the year ended December 31, 1998, we incurred a loss from operations of approximately $2.7 million and negative cash flows from operations of $1.2 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.6 million and negative cash flows from operations of $27.5 million. As of December 31, 1998, 1999 and 2000 we had accumulated deficits of approximately $2.7 million, $34.2 million and $68.2 million, respectively. Net loss for the quarter ended June 30, 2001 was $1.0 million compared to a net loss of $7.1 million for the quarter ended June 30, 2000. Net loss for the six months ended June 30, 2001 was $2.3 million compared to a net loss of $26.0 million for the six months ended June 30, 2000. As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from historical levels. Although, in the short-term, this has and may continue to result in decreased revenues from the sales of new textbooks, we believe, in the aggregate, that this has and will continue to reduce the losses and negative cash flows from our sales of new textbooks.

Results of Operations

            The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto-included elsewhere herein.

Percentage of Total Net Sales

	Three Months Ended					Six Months Ended
	June 30,					June 30,

	2000			2001		2000		2001

Net Sales Books	92.0	%		37.7	%	90.4	%	61.0	%

Shipping	6.2			4.2		7.2		7.3

Marketing services	1.8			58.1		2.4		31.7

Total net sales	100.0			100.0		100.0		100.0

Operating Expenses Cost of books – related party	77.7			28.5		84.3		52.5

Cost of shipping – related party	10.0			3.0		9.7		5.2

Cost of marketing services	—			1.6		—		1.6

Marketing and sales	181.0			24.4		122.2		23.4

Product development	56.8			8.9		23.0		8.8

General and administrative	102.9			160.9		43.8		120.8

Total operating expenses	428.4			227.3		283.0		212.3

Loss from operations	(328.4)			(127.3)		(183.0)		(112.3)

Other income, net	13.7			19.7		3.6		17.5

Net loss	(314.7)		%	(107.6)%		(179.4)%		(94.8)%

Three Months Ended June 30, 2001
compared to
Three Months Ended June 30, 2000

Net Sales

            Net sales decreased to $0.9 million for the three months ended June 30, 2001 from $2.3 million for the three months ended June 30, 2000. This decrease was primarily attributable to the Company’s focus on eduPartners, a seasonal business centered around the back-to-school months of July, August and September. Marketing services sales totaled $0.5 million for the three months ended June 30, 2001, an increase from the $41,000 recognized in the same period in 2000. This increase in marketing services revenue was primarily attributable to revenues associated with the completion of contracts initiated during the third quarter of 2000 and second quarter of 2001.

Operating Expenses

      Cost of Books —Related Party (Baker & Taylor). Cost of books —related party consists of the cost of books sold to customers. Cost of books-related party decreased to approximately $0.3 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000. This decrease was primarily attributable to our decreased sales volume.

      Cost of Shipping —Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping. Cost of shipping decreased to approximately $27,000 for the three months ended June 30, 2001 from approximately $0.2 million for the three months ended June 30, 2000. This decrease was primarily attributable to our decreased sales volume. Also for the three months ended June 30, 2001, shipping revenue exceeded cost of shipping—related party by approximately $10,000 or 27%. For the three months ended June 30, 2000, cost of shipping—related party exceeded shipping revenue by approximately $86,000, or 61.0%. This transition to shipping profitability was primarily attributable to an increase in the shipping rates charged to our customers that was instituted in the third quarter of 2000.

      Cost of Marketing Services. Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. Cost of marketing services totaled $14,000 for the three months ended June 30, 2001. There were no costs of marketing services for the three months ended June 30, 2000.

      Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in marketing and management of our nationwide network of student representatives. Marketing and sales expense decreased to $0.2 million for the three months ended June 30, 2001 from $4.1 million for the three months ended June 30, 2000. This decrease was primarily attributable to decreased marketing with respect to the national college-focused retail book business and decreased personnel and related expenses. Included in marketing and sales is $10,000 and $0.3 million of non-cash charges for the three months ended June 30, 2001 and 2000, respectively.

      Product Development. Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense decreased to approximately $79,000 for the three months ended June 30, 2001 from $1.3 million for the three months ended June 30, 2000. This decrease was primarily attributable to decreased web development, consulting and personnel costs between periods.

      General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $1.4 million for the three months ended June 30, 2001 from $2.3 million for the three months ended June 30, 2000. This decrease was primarily attributable to decreased personnel and professional services expenses between years. During the three months ending June 30, 2001 the Company recorded $0.5 million in fixed asset write off expense associated with underutilized assets no longer critical to supporting our business. Included in general and administrative expenses is approximately $0.2 million and $0.6 million of non-cash charges for the three months ended June 30, 2001 and 2000, respectively. Non-cash charges decreased primarily as a result of a reduction in the number of employees.

      Other income (expense), net.

      Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $0.2 million for the three months ended June 30, 2001 compared to $0.3 million for the three months ended June 30, 2000. Interest income decreased due largely to lower average cash, cash equivalent and short-term investment balances and lower rates of return compared to the previous period.

      Income Taxes.

      As of June 30, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $56 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability.

Six Months Ended June 30, 2001
compared to
Six Months Ended June 30, 2000

Net Sales

            Net sales decreased to $2.4 million for the six months ended June 30, 2001 from $14.5 million for the six months ended June 30, 2000. This decrease was primarily attributable to the Company’s focus on eduPartners, a seasonal business centered around the back-to-school months of July, August and September. Marketing services sales totaled $0.8 million for the six months ended June 30, 2001, an increase from the $0.3 million recognized in the same period in 2000. This increase in marketing services revenue was primarily attributable to revenues associated with the completion of contracts initiated during the third quarter of 2000 and second quarter of 2001.

Operating Expenses

      Cost of Books —Related Party (Baker & Taylor). Cost of books —related party consists of the cost of books sold to customers. Cost of books-related party decreased to approximately $1.3 million for the six months ended June 30, 2001 from $12.2 million for the six months ended June 30, 2000. This decrease was primarily attributable to our decreased sales volume.

      Cost of Shipping —Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping. Cost of shipping decreased to approximately $0.1 million for the six months ended June 30, 2001 from approximately $1.4 million for the six months ended June 30, 2000. This decrease was primarily attributable to our decreased sales volume. Also for the six months ended June 30, 2001, shipping revenue exceeded cost of shipping—related party by approximately $51,000 or 29%. For the six months ended June 30, 2000, cost of shipping—related party exceeded shipping revenue by approximately $0.4 million, or 35%. This transition to shipping profitability was primarily attributable to an increase in the shipping rates charged to our customers that was instituted in the third quarter of 2000.

      Cost of Marketing Services. Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. Cost of marketing services totaled $39,000 for the six months ended June 30, 2001. There were no costs of marketing services for the six months ended June 30, 2000.

      Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in marketing and management of our nationwide network of student representatives. Marketing and sales expense decreased to $0.6 million for the six months ended June 30, 2001 from $17.7 million for the six months ended June 30, 2000. This decrease was primarily attributable to decreased marketing with respect to the national college-focused retail book business and decreased personnel and related expenses. Included in marketing and sales is $18,000 and $1.0 million of non-cash charges for the six months ended June 30, 2001 and 2000, respectively.

      Product Development. Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense decreased to approximately $0.2 million for the six months ended June 30, 2001 from $3.3 million for the six months ended June 30, 2000. This decrease was primarily attributable to decreased web development, consulting and personnel costs between periods.

      General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $2.9 million for the six months ended June 30, 2001 from $6.3 million for the six months ended June 30, 2000. This decrease was primarily attributable to decreased personnel and professional services expenses between years. During the six months ending June 20, 2001 the Company recorded $0.5 million in fixed asset write off expense associated with underutilized assets no longer critical to supporting our business. Included in general and administrative expenses is approximately $0.5 million and $2.2 million of non-cash charges for the six months ended June 30, 2001 and 2000, respectively. Non-cash charges decreased primarily as a result of a reduction in the number of employees.

      Other income (expense), net.

      Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $0.4 million for the six months ended June 30, 2001 compared to $0.5 million for the six months ended June 30, 2000. Interest income decreased due largely to lower average cash, cash equivalent and short-term investment balances and lower rates of return compared to the previous period.

      Income Taxes.

      As of June 30, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $56 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability.

Liquidity and Capital Resources

As of June 30, 2001, we had $15.9 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was $0.6 million for the six months ended June 30, 2001, and $20.2 million for the six months ended June 30, 2000, consisting primarily of net losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

Net cash gained from investing activities was $42,000 for the six months ended June 30, 2001 compared to net cash used in investing activities of $1.1 million the six months ended June 30, 2000, consisting primarily of purchases of fixed assets and net cash gained the sale of fixed assets, respectively.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2001 and $36.2 million the six months ended June 30, 2000. Net cash provided by financing activities during the six months ending June 30, 2000, consisted primarily of net proceeds from the Company’s initial public offering. Net cash provided by financing activities during the six months ending June 30, 2001, consisted primarily of net proceeds from warrant subscription receivables.

As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from recent levels. Although this may result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our historical levels, we believe, in the aggregate, that this will reduce the losses and negative cash flows historically associated with our sales of new textbooks. We intend to increase spending on the development of eduPartners and relationships with other businesses. We believe that we can capture additional revenues, on which we expect to recognize higher gross margins, by increasing the number of businesses for whom we provide marketing services. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

            The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at June 30, 2001, the change to the Company’s interest sensitive assets and liabilities would have an immaterial effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

PART II.

OTHER INFORMATION

Item 1: Legal Proceedings

      Not Applicable

Item 2: Changes in Securities

      Not Applicable

Item 3: Defaults Upon Senior Securities

      Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders was held on May 24, 2001. All of the proposals presented for the stockholders’ consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting:

      Proposal 1 – Election if Director

Elected Directors	Term Expires	Votes For	Votes Against	Votes Withold	Votes Abstaining	Broker Non-Votes

Allen Morgan	2004	12,366,389	46,555	—	—	—

      Other directors whose terms continued after the Annual Meeting include Mr. Eric J. Kuhn, Mr. Andrew J. Oleszczuk and Mr. James S. Ulsamer.

      Proposal 2 – Ratification of the appointment of PriceWaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001.

Votes For	Votes Against	Votes Withheld	Votes Abstaining	Broker Non Votes

12,394,364	7,930		10,650	—

Item 5: Other Information

      Not Applicable

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001

Varsity Group Inc.

By:	/s/ ERIC J. KUHN

Eric J. Kuhn Chairman, Chief Executive Officer and President