Form 10-Q
period 2001-09-30
VARSITYBOOKS COM INC
filed 2001-10-24
CIK 1069502

       ===================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________ TO ________.

                                 ---------------

                         COMMISSION FILE NUMBER 0-28977

                                 ---------------

                               VARSITY GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     54-1876848
    (STATE OF INCORPORATION)                    IRS EMPLOYER (IDENTIFICATION
                                                           NUMBER)
1130 CONNECTICUT AVE., SUITE 350                            20036
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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No____

    As of October 18, 2001, the registrant had 16,871,062 shares of common stock outstanding.

================================================================================

                       VARSITY GROUP INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX



                                                                                           PAGE NUMBER
                                                                                           -----------
                    PART I. FINANCIAL INFORMATION

       Item 1.      Financial Statements

                    Condensed consolidated statements of operations for the three and             3
                    nine months ended September 30, 2000 and 2001

                    Condensed consolidated balance sheets as of December 31, 2000 and             4
                    September 30, 2001

                    Condensed consolidated statements of cash flows for the nine months           5
                    ended September 30, 2000 and 2001

                    Notes to condensed consolidated financial statements                          6

       Item 2.      Management's Discussion and Analysis of Financial Condition and               6
                    Results of Operations

       Item 3.      Quantitative and Qualitative Disclosures About Market Risk                   11

                    PART II. OTHER INFORMATION

       Item 1.      Legal Proceedings                                                            11

       Item 2.      Changes in Securities                                                        11

       Item 3.      Defaults Upon Senior Securities                                              11

       Item 4.      Submission of Matters to a Vote of Security Holders                          11

       Item 5.      Other Information                                                            12

       Item 6.      Exhibits and Reports on Form 8-K                                             13

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                               VARSITY GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                                SEPTEMBER 30,
                                                  ---------------------------------             --------------------------------
                                                           2000                2001                     2000                2001
                                                           ----                ----                     ----                ----
Net Sales:
     Product                                       $      9,999         $     8,687              $    23,085         $    10,156
     Shipping                                               622                 659                    1,665                 835
     Marketing Services                                   1,046                  71                    1,387                 834
                                                   ------------         -----------              -----------         -----------
        Total net sales                                  11,667               9,417                   26,137              11,825
                                                   ------------         -----------              -----------         -----------

Operating Expenses
     Cost of books - related party                        8,230               6,188                   20,432               7,452
     Cost of shipping - related party                       722                 487                    2,131                 612
     Cost of marketing services                             203                   2                      203                  41
     Marketing and sales:
      Non-cash compensation                $1,026                  $ 9                  $ 2,046                $ 27
      Other marketing and sales
        (including $618 and $691 with
        related party for three and nine
        months ended September 30, 2001
        respectively                        6,176         7,202    933          942      22,832       24,878  1,479        1,506
                                           ------                -----               ----------               -----
     Product development:
      Non-cash compensation                 (117)                  (2)                    (141)                 (4)
      Other product development               542           425     25           23       3,899        3,758    238          234
                                           ------                   --               ----------                 ---
     General and administrative:
      Non-cash compensation                    49                  156                    2,233                 623
      Other general and
        administrative                      2,041         2,090    750          906       6,189        8,422  3,193        3,816
                                            -----  ------------    ---  -----------  ----------  -----------  -----  -----------
        Total operating expenses                         18,872               8,548                   59,824              13,661
                                                   ------------         -----------              -----------         -----------

Profit / (Loss) from operations                         (7,205)                 869                 (33,687)             (1,836)
                                                   ------------         -----------              -----------         -----------

Other income (expense), net:
     Interest income                                        315                 155                    1,032                 524
     Interest expense                                      (68)                  --                    (206)                  --
     Other income                                            --                   2                     (58)                  54
                                                   ------------         -----------              -----------         -----------
     Other income (expense), net                            247                 157                      768                 578
                                                   ------------         -----------              -----------         -----------
Net Profit / (Loss)                                $    (6,958)         $     1,026              $  (32,919)         $   (1,258)
                                                   ============         ===========              ===========         ===========

Net loss per share:
     Basic:  Net Profit / (Loss)                   $     (0.44)         $      0.06              $    (2.43)         $    (0.08)
                                                   ============         ===========              ===========         ===========
     Diluted:  Net Profit / (Loss)                 $     (0.44)         $      0.06              $    (2.43)         $    (0.08)
                                                   ============         ===========              ===========         ===========
Weighted average shares:
     Basic                                           15,759,308          16,614,721               13,524,403          16,684,012
                                                   ============         ===========              ===========         ===========
     Diluted                                         15,759,308          16,779,215               13,524,403          16,684,012
                                                   ============         ===========              ===========         ===========

                               VARSITY GROUP INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                              DECEMBER 31, 2000        SEPTEMBER 30, 2001
                                                                              -----------------        ------------------
                                                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                    $      15,446             $      17,133
     Restricted cash                                                                        264                        --
     Short-term investments                                                                 480                        --
     Accounts receivable, net of allowance of doubtful accounts of $236 at
         December 31, 2000 and $195 at September 30, 2001                                 1,244                     1,186
     Other                                                                                  715                       501
                                                                           ---------------------      --------------------
         Total current assets                                                            18,149                    18,820
Fixed assets, net                                                                         1,436                       354
Other assets                                                                                396                       146
                                                                           ---------------------      --------------------
         Total assets                                                             $      19,981             $      19,320
                                                                           =====================      ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $         910             $         251
     Accrued marketing expenses                                                              44                         3
     Deferred revenue                                                                       201                        27
     Other accrued expenses and other current liabilities                                   301                       340
     Lease liability                                                                        368                        --
     Sales taxes payable                                                                    821                     1,314
     Accrued employee compensation and benefits                                              91                        37
                                                                            --------------------      --------------------
         Total current liabilities                                                        2,736                     1,972
Long-term liabilities                                                                       131                        --
                                                                            --------------------      --------------------
         Total liabilities                                                                2,867                     1,972
                                                                            --------------------      --------------------
Stockholders' equity:
     Preferred stock: $.0001 par value, 20,000,000 shares authorized;
       0 shares issued and outstanding                                                       --                        --
     Common stock: $.0001 par value, 27,932,927 and 60,000,000 shares authorized, 16,152,218 and 16,871,062 shares issued and
       outstanding at December 31, 2000 and September 30, 2001,
       respectively                                                                           2                         2
     Additional paid-in capital                                                          87,287                    87,326
     Warrant subscription receivable and other                                            (707)                        --
     Notes receivable from stockholders                                                   (124)                        --
     Deferred compensation                                                              (1,123)                     (502)
     Accumulated deficit                                                               (68,221)                  (69,478)
                                                                            --------------------      --------------------
         Total stockholders' equity                                                      17,114                    17,348
                                                                            --------------------      --------------------
         Total liabilities and stockholders' equity                               $      19,981             $      19,320
                                                                            ====================      ====================

     See accompanying notes to condensed consolidated financial statements.

                               VARSITY GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                          ------------------------------------------
                                                                                 2000                   2001
                                                                          --------------------   -------------------
Operating activities:
  Net loss                                                                $          (32,919)    $          (1,258)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                           939                   600

  Bad debt expense                                                                         --                  (40)
  Loss on disposal of fixed assets and write off of
    underutilized assets                                                                   58                   438
  Non-cash compensation                                                                 4,138                   710
  Equity transactions with related party and interest expense
    related to warrants                                                                   189                    --
  Changes in operating assets and liabilities:
      Accounts receivable, net                                                        (1,264)                    98
      Prepaid marketing                                                                 4,424                     5
      Prepaid expenses - related party                                                (1,111)
      Deferred charge                                                                   1,024                    --
      Other current assets                                                              (921)                   209
      Accounts payable                                                                  (530)                 (659)
      Accrued marketing expenses                                                      (1,147)                  (41)
      Lease liability                                                                      --                 (368)
      Deferred revenue                                                                    297                 (174)
      Other accrued expenses and other current liabilities                              (131)                    39
      Sales taxes payable                                                                 649                   493
      Accrued employee compensation and benefits                                        (190)                  (54)
      Long term liabilities                                                                45                 (131)
      Other assets                                                                        ---                   250
                                                                          -------------------    ------------------
          Net cash used in operating activities                                      (26,450)                   117
                                                                          -------------------    ------------------

Investing activities:
  Additions to fixed assets                                                           (1,249)                  (18)
  Decrease in short-term investments                                                       --                   480
  Proceeds from sale of fixed assets                                                      100                    62
                                                                          -------------------    ------------------
          Net cash used in investing activities                                       (1,149)                   524
                                                                          -------------------    ------------------
Financing activities:
  Proceeds from issuance of common stock                                               35,945                    --
  Proceeds from exercise of stock options                                                  --                    13
  Proceeds from notes payable                                                           2,500                    --
  Repayment of notes payable                                                          (2,500)                    --
  Proceeds from note receivable, shareholder                                               --                    62
  Proceeds from warrant subscription receivable                                           500                   707
                                                                          -------------------    ------------------
          Net cash provided by financing activities                                    36,445                   782
                                                                          -------------------    ------------------

Net increase in cash and cash equivalents                                               8,846                 1,423
Cash and cash equivalents at beginning of period                                        7,813                15,710

Cash and cash equivalents at end of period                                $            16,659    $           17,133
                                                                          ===================    ==================
Supplemental disclosure of cash flow information:
  Cash paid for income taxes and interest                                 $                17    $               37
                                                                          ===================    ==================
  Warrant subscription receivable and other                               $             3,837    $                -
                                                                          ===================    ==================



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

In February 2000, the Company issued 4,000,000 shares of Common Stock at an initial public offering price of $10.00 per share. In March 2000, we sold an additional 35,000 shares pursuant to the exercise of the underwriters' over-allotment option at $10.00 per share. Total net proceeds were approximately $35.9 million.


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


NOTE 3: SUBSEQUENT EVENTS

On October 19, 2001 the Company purchased 957,063 previously issued and outstanding shares of Varsity Group, Inc. Common Stock at price of $0.60 per share in a private negotiated transaction. Total costs for this transaction were $574,338.


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

OVERVIEW

We are a leading online retailer of new textbooks and we provide marketing services to other businesses interested in reaching the nation's college students and private middle and secondary school students.

We were incorporated in December 1997 and began offering books for sale on our Web site on August 10, 1998. To date, our revenues have consisted primarily of sales of new textbooks. In January 1999 we created eduPartners, whereby we became the exclusive provider of new books and learning materials to a variety of learning institutions. This program is a cost-effective method for us to increase the number of customers to our Web site and generate book sales.

Through eduPartners, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience to their students by outsourcing new textbook sales to us. We believe that for many schools, including private middle and high schools, traditional colleges, distance learning programs, and other continuing education programs the expense and inconvenience of procuring and distributing textbooks and learning materials exceed the schools' financial return. We provide an innovative solution for schools and enable them to offer increased convenience and value to students, their parents, and the entire school community.

With eduPartners, we create a personalized online bookstore for each school on www.VarsityBooks.com. When students click on their school, they link directly to a co-branded bookstore at our Web site. The student or parent proceeds through the school bookstore, clicking on the appropriate grade, discipline and class to select required and optional books. Partner schools benefit from decreased costs, inconveniences and inefficiencies inherent in the seasonal procurement, inventory management and distribution of learning materials directly to students on campus. In addition, schools have access to our unique program administration website that provides them with sales and inventory reports, among other valuable features.

Presently, we are the exclusive new textbook supplier for approximately 90 educational institutions in our eduPartners program. At these institutions we are endorsed as the school's official bookstore and gain direct access and exposure to their students. Benefits of this business model include significantly lower marketing and customer acquisition costs than our historical college-focused retail book business, greater sales visibility, higher margins and attractive sell-through or penetration per school account. We are able to reduce the overhead associated with textbook sales because we do not maintain individual on-site stores and we outsource our ordering, inventory, warehousing and fulfillment needs with Baker & Taylor, a leading distributor of books, videos and music products. In addition to providing new textbooks at competitive prices, we are committed to providing top quality customer service and account management support.

We have also generated revenues from online marketing agreements, as well as offline marketing service agreements for which we use College Impact, our student representative network. During the fourth quarter of fiscal 1999, we began generating revenues from marketing programs. In the past eighteen months we have executed marketing services agreements with a number of public and private companies, including AT&T Wireless Services, Inc., Palm, Inc., Papa John's International, Inc. and Ben & Jerry's Homemade, Inc. Consistent with our commitment to building the eduPartners program, and balancing the realities of a contracting advertising market against the significant costs associated with maintaining a best-in-class student representative network, we have focused our financial and operational resources on the growth of eduPartners and online marketing services agreements. There were no significant new marketing services contracts signed during the three months ending September 30, 2001. However, we continue to promote the online properties associated with our website, eduPartners program and customer database.

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

For the three months ended September 30, 2001 we earned a net profit of $1.0 million compared to a net loss of $6.9 million for the three months ended September 30, 2000. Net loss for the nine months ended September 30, 2001 was $1.3 million compared to a net loss of $32.9 million for the nine months ended September 30, 2000. Prior to the three months ended September 30, 2001, we had incurred losses from operations in every fiscal period since our inception. For the year ended December 31, 1998, we incurred a loss from operations of approximately $2.7 million and negative cash flows from operations of $1.2 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.6 million and negative cash flows from operations of $27.5 million. As of December 31, 1998, 1999 and 2000 we had accumulated deficits of approximately $2.7 million, $34.2 million and $68.2 million, respectively.

RESULTS OF OPERATIONS

The following table and discussion provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto-included elsewhere herein.


                                                          PERCENTAGE OF TOTAL NET SALES

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                           ----------------------------------------------------------
                                             2000           2001             2000           2001
                                           ---------      --------        ----------     ---------
Net Sales
     Books                                     85.7  %       92.2  %           88.3  %       85.9  %
     Shipping                                   5.3           7.0               6.4           7.1
     Marketing services                         9.0           0.8               5.3           7.1
                                           ---------      --------        ----------     ---------
          Total net sales                     100.0         100.0             100.0         100.0
                                           ---------      --------        ----------     ---------
Operating Expenses
     Cost of books - related party             70.5          65.7              78.2          63.0
     Cost of shipping - related party           6.2           5.2               8.2           5.2
     Cost of marketing services                 1.7           0.0               0.8           0.3
     Marketing and sales                       61.7          10.0              95.2          12.7
     Product development                        3.6           0.2              14.4           2.0
     General and administrative                17.9           9.6              32.2          32.3
                                           ---------      --------        ----------     ---------
          Total operating expenses            161.6          90.8             229.0         115.5
                                           ---------      --------        ----------     ---------
Profit / (Loss) from operations              (61.6)           9.2           (129.0)        (15.5)
Other income, net                               2.1           1.7               2.9           4.9
                                           ---------      --------        ----------     ---------
Net profit / (loss)                          (59.5)  %       10.9  %        (126.1)  %     (10.6)  %
                                           =========      ========        ==========     =========


                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES

Net sales decreased to $9.4 million for the three months ended September 30, 2001 from $11.7 million for the three months ended September 30, 2000. This decrease was primarily attributable to the Company's focus on building core revenues within the eduPartners program. Consistent with this eduPartner focus, the Company significantly reduced marketing expenditures for non-eduPartner sales, resulting in a decrease in traditional retail textbook sales and marketing services revenues. Marketing services revenue totaled $71,000 for the three months ended September 30, 2001, a decrease from the $1.0 million recognized in the same period in 2000. This decrease was primarily attributable to a contracting advertising climate and our decision to focus operational and financial resources on the eduPartners program. No new significant marketing services contracts were signed during the three months ending September 30, 2001.

OPERATING EXPENSES

Cost of Books -- Related Party (Baker & Taylor). Cost of books -- related party consists of the cost of books sold to customers. Cost of books-related party decreased to approximately $6.2 million for the three months ended September 30, 2001 from $8.2 million for the three months ended September 30, 2000. This decrease was primarily attributable to our decreased sales volume.

Cost of Shipping -- Related Party (Baker & Taylor). Cost of shipping -- related party consists of outbound shipping to the customer. Cost of shipping decreased to approximately $0.5 million for the three months ended September 30, 2001 from approximately $0.7 million for the three months ended September 30, 2000. This decrease was primarily attributable to our decreased sales volume. Also for the three months ended September 30, 2001, shipping revenue exceeded cost of shipping--related party by approximately $0.2 or 26.1%. For the three months ended September 30, 2000, cost of shipping--related party exceeded shipping revenue by approximately $0.1 million, or 16.0%. This transition to shipping profitability was primarily attributable to an increase in the shipping rates charged to our customers that was instituted in the second quarter of 2001.

Cost of Marketing Services. Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. Cost of marketing services totaled $2,000 for the three months ended September 30, 2001. This decrease from approximately $0.2 million for the three months ended September 30, 2000 was primarily attributable to our decreased sales volume and greater concentration of revenues on higher margin online services agreements.

Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in marketing and expansion of eduPartners and management of our nationwide network of student representatives. Marketing and sales expense decreased to $0.9 million for the three months ended September 30, 2001 from $6.2 million for the three months ended September 30, 2000. This decrease was primarily attributable to decreased marketing with respect to the traditional college-focused retail book business and decreased personnel and related expenses associated with our network of student representatives. Included in marketing and sales is $9,000 and $1.0 million of non-cash charges for the three months ended September 30, 2001 and 2000, respectively.

Product Development. Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense decreased to approximately $23,000 for the three months ended September 30, 2001 from $0.4 million for the three months ended September 30, 2000. This decrease was primarily attributable to decreased web development, consulting and personnel costs between periods.

General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $0.9 million for the three months ended September 30, 2001 from $2.0 million for the three months ended September 30, 2000. This decrease was primarily attributable to decreased personnel and professional services expenses between years. Included in general and administrative expenses is approximately $0.2 million and $49,000 of non-cash charges for the three months ended September 30, 2001 and 2000, respectively. Reductions to non-cash charges for the three months ended September 30, 2000 included significant credits associated with the reduction of employees and the adjustment of associated stock option expenses. The increase in non-cash charges for the three months ended September 30, 2001 is largely attributable to the absence of similar credits in this period.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $0.2 million for the three months ended September 30, 2001 compared to $0.2 million for the three months ended September 30, 2000. Interest income decreased slightly largely due to lower average cash, cash equivalent and short-term investment balances and lower rates of return compared to the previous period.

INCOME TAXES

As of September 30, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $55 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the three months ended September 30, 2001, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.


                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES

Net sales decreased to $11.8 million for the nine months ended September 30, 2001 from $26.1 million for the nine months ended September 30, 2000. This decrease was primarily attributable to the reduction of marketing expenditures, and corresponding revenues, associated with our traditional college-focused retail book business. Marketing services sales totaled $0.8 million for the nine months ended September 30, 2001, an increase from the $1.4 million recognized in the same period in

2000. This decrease in marketing services revenue was primarily attributable to a contracting advertising climate and our decision to focus operational and financial resources on the eduPartners program.


OPERATING EXPENSES

Cost of Books -- Related Party (Baker & Taylor). Cost of books -- related party consists of the cost of books sold to customers. Cost of books-related party decreased to approximately $7.5 million for the nine months ended September 30, 2001 from $20.4 million for the nine months ended September 30, 2000. This decrease was primarily attributable to our decreased sales volume.

Cost of Shipping -- Related Party (Baker & Taylor). Cost of shipping -- related party consists of outbound shipping. Cost of shipping decreased to approximately $0.6 million for the nine months ended September 30, 2001 from approximately $2.1 million for the nine months ended September 30, 2000. This decrease was primarily attributable to our decreased sales volume. Also for the nine months ended September 30, 2001, shipping revenue exceeded cost of shipping--related party by approximately $0.2 million or 26.7%. For the nine months ended September 30, 2000, cost of shipping--related party exceeded shipping revenue by approximately $0.5 million, or 28.0%. This transition to shipping profitability was primarily attributable to an increase in the shipping rates charged to our customers that was instituted in the second quarter of 2001.

Cost of Marketing Services. Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. Cost of marketing services totaled $41,000 for the nine months ended September 30, 2001. Cost of marketing services totaled $0.2 million for the nine months ended September 30, 2000. This decrease was primarily attributable to our decreased sales volume and greater concentration of revenues on higher margin online services agreements.

Marketing and Sales. Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in the marketing and expansion of eduPartners and management of our nationwide network of student representatives. Marketing and sales expense decreased to $1.5 million for the nine months ended September 30, 2001 from $24.9 million for the nine months ended September 30, 2000. This decrease was primarily attributable to decreased marketing with respect to the traditional college-focused retail book business and decreased personnel and related expenses associated with our network of student representatives. Included in marketing and sales is $27,000 and $2.0 million of non-cash charges for the nine months ended September 30, 2001 and 2000, respectively.

Product Development. Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense decreased to approximately $0.2 million for the nine months ended September 30, 2001 from $3.8 million for the nine months ended September 30, 2000. This decrease was primarily attributable to decreased web development, consulting and personnel costs between periods.

General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $3.8 million for the nine months ended September 30, 2001 from $8.4 million for the nine months ended September 30, 2000. This decrease was primarily attributable to decreased personnel and professional services expenses between years. During the nine months ending September 30, 2001 the Company recorded $0.5 million in fixed asset write off expense associated with underutilized assets no longer critical to supporting our business. Included in general and administrative expenses is approximately $0.6 million and $2.2 million of non-cash charges for the nine months ended September 30, 2001 and 2000, respectively. Non-cash charges decreased primarily as a result of a reduction in the number of employees.


OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $0.6 million for the nine months ended September 30, 2001 compared to $0.8 million for the nine months ended September 30, 2000. Interest income decreased due largely to lower average cash, cash equivalent and short-term investment balances and lower rates of return compared to the previous period.

INCOME TAXES

As of September 30, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $55 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had $17.1 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2001 compared to $26.5 million net cash used in operations for the nine months ended September 30, 2000. This increase was largely attributable to significantly reduced operating losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

Net cash provided by investing activities was $0.5 million for the nine months ended September 30, 2001 compared to net cash used in investing activities of $1.1 million the nine months ended September 30, 2000. This increase was largely attributable to significantly lower additions to fixed assets and the conversion of short-term investments into cash.

Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2001 and $36.4 million the nine months ended September 30, 2000. Net cash provided by financing activities during the nine months ending September 30, 2000, consisted primarily of net proceeds from the Company's initial public offering. Net cash provided by financing activities during the nine months ending September 30, 2001, consisted primarily of net proceeds from warrant subscription receivables.

As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from previous levels associated with our original national college-focused retail book business. Although this may result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our historical levels, we believe, in the aggregate, that this will reduce the losses and negative cash flows historically associated with our sales of new textbooks. We intend to increase spending on the development of eduPartners and relationships with other businesses. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures until such time as we achieve annual operating profitability. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue new business, technology or intellectual property acquisitions or experience net losses that exceed our current expectations. Any required additional financing may be unavailable on terms favorable to us, or at all.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at September 30, 2001, the change to the Company's interest sensitive assets and liabilities would have an immaterial effect on the Company's financial position, results of operations and cash flows over the next fiscal year.


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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable

ITEM 5:  OTHER INFORMATION
         Not Applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             i) Restricted Stock Agreement dated as of July 17, 2001 by and between Varsity Group, Inc. and Andrew J. Oleszczuk.

             ii) Restricted Stock Agreement dated as of September 21, 2001 by and between Varsity Group, Inc. and Allen Morgan.

         (b) Reports on Form 8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2001

                                               Varsity Group Inc.

                                               By:        /s/ ERIC J. KUHN
                                                  ------------------------
                                                       Eric J. Kuhn
                                                 Chairman, Chief Executive
                                                   Officer and President

                           RESTRICTED STOCK AGREEMENT

         THIS RESTRICTED STOCK AGREEMENT, dated as of July 17, 2001 (the "Award Date"), is made by and between VARSITY GROUP INC., a Delaware corporation (the "Corporation"), and Andrew Oleszczuk, a director of the Corporation (the "Director"):

         WHEREAS, the Corporation has established The Second Amended and Restated 1998 Stock Plan of Varsity Group Inc., as amended (the "Plan");

         WHEREAS, the Corporation wishes to carry out the Plan (the terms of which are hereby incorporated by reference and made a part of this Agreement);

         WHEREAS, the Plan provides for the issuance of shares of the Corporation's Common Stock (as defined hereunder), subject to certain restrictions thereon (hereinafter referred to as "Restricted Stock");

         WHEREAS, the Corporation's Board of Directors has determined that it would be to the advantage and best interest of the Corporation and its stockholders to issue the shares of Restricted Stock provided for herein to the Director in consideration of services to the Corporation and/or its subsidiaries, and the Board of Directors of the Corporation has approved the issuance of such shares of Restricted Stock to the Director upon the terms and conditions set forth herein; and

      NOW, THEREFORE, in consideration of the mutual covenants herein contained and other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto do hereby agree as follows:

                                   ARTICLE I.
                                   DEFINITIONS

         Whenever the following terms are used below in this Agreement, they shall have the meaning specified below unless the context clearly indicates to the contrary. Capitalized terms not otherwise defined herein shall have the meanings set forth in the Plan. The masculine pronoun shall include the feminine and neuter, and the singular the plural, where the context so indicates.

         SECTION 1.1 CAUSE. "Cause" shall mean without limitation: (i) conviction of, or the pleading of nolo contendere to, a felony, (ii) a material breach of Director's duties, (iii) misconduct by Director which is of such a serious and substantial nature that a reasonable likelihood exists that such misconduct will materially injure the reputation of the Corporation if Director was to remain on the Corporation's Board of Directors, and (v) proven gross negligence.

         SECTION 1.2 CHANGE OF CONTROL EVENT. "Change of Control Event" is defined in Section 3.5.

         SECTION 1.3 EXCHANGE ACT. "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

         SECTION 1.4 RESTRICTIONS. "Restrictions" shall mean the forfeiture and transferability restrictions imposed upon Restricted Stock under this Agreement.

         SECTION 1.5 RESTRICTED STOCK. "Restricted Stock" shall mean Common Stock of the Corporation issued under this Agreement and subject to the Restrictions imposed hereunder.

         SECTION 1.6 RULE 16B-3. "Rule 16b-3" shall mean that certain Rule 16b-3 under the Exchange Act, as such Rule may be amended from time to time.

         SECTION 1.7 SECRETARY. "Secretary" shall mean the Secretary of the Corporation.

         SECTION 1.8 SECURITIES ACT. "Securities Act" shall mean the Securities Act of 1933, as amended.

         SECTION 1.9 REMOVAL OR RESIGNATION OF DIRECTOR. "Removal or Resignation of Director" shall mean the time when the relationship between the Director and the Corporation, a Parent, or a Subsidiary is ended for any reason, including, but not by way of limitation, a resignation, discharge, death, disability or retirement. The Board of Directors, in its absolute discretion, shall determine the effect of all other matters and questions relating to Removal or Resignation of Director, including, but not by way of limitation, the question of whether a Removal or Resignation of Director resulted from a discharge for Cause, and all questions of whether a leave of absence constitutes a Removal or Resignation of Director.

         SECTION 1.10    VESTED SHARES. "Vested Shares" is defined in Section
3.1.

                                   ARTICLE II.
                          ISSUANCE OF RESTRICTED STOCK

         SECTION 2.1 ISSUANCE OF RESTRICTED STOCK. For good and valuable consideration which the Board of Directors has determined to be in excess of the par value of its Common Stock, on the date hereof the Corporation issues to the Director 166,667 shares of its Common Stock upon the terms and conditions set forth in this Agreement.

         SECTION 2.2 CONSIDERATION TO THE CORPORATION. As consideration for the release of the restrictions on the Restricted Stock set forth herein, the Director agrees to render faithful and efficient services to the Corporation, a Parent, or a Subsidiary with such duties and responsibilities as the Corporation shall from time to time prescribe for the remainder of Director's term.

                                  ARTICLE III.
                                  RESTRICTIONS

         SECTION 3.1 REPURCHASE OF RESTRICTED STOCK. The Corporation may repurchase the Restricted Stock from the Director upon the terms and conditions hereinafter set forth within sixty (60) days after removal or resignation of the Director by the Corporation for Cause.

         In the event the Corporation exercises its right to repurchase, the Corporation shall promptly pay to the Director an amount per share equal to the original purchase price paid per share (i.e., $0.001 per share) by the Director for the Restricted Stock shares, as adjusted from time to time for stock splits, stock dividends, stock combinations and other recapitalizations.

         In the event that Director is unable to, or for any reason does not, promptly deliver the certificate or certificates evidencing the Restricted Stock shares repurchased by the Corporation (or any assignment form) to the Corporation in accordance with this Agreement, the Corporation may deposit the purchase price for such repurchased shares (in cash or by good check) with any bank doing business within a fifty (50) mile radius of the Corporation's principal office, to be held by such bank in escrow until withdrawn by the Director. Upon such deposit by the Corporation and upon delivery of written notice of such deposit to the Director, such Restricted Stock shares shall at such time be deemed to have been repurchased by the Corporation, the Director shall have no further rights thereto and the Corporation shall record such transfer in its stock transfer book. Notwithstanding the foregoing provisions of this Section 3.1, the right to repurchase shall not apply to any "Vested Shares" held by the Director. "Vested Shares" shall mean that number of shares of Restricted Stock set forth in the table below:

  Date of Removal or             Number of Vested Shares
      Resignation                -----------------------
      -----------
July 17, 2001                             20,833
October 1, 2001                           41,667
January 1, 2002                           62,500
April 1, 2002                             83,333
July 1, 2002                             104,167
October 1, 2002                          125,000
January 1, 2003                          145,833
April 1, 2003                            166,667

         SECTION 3.2 HOLDING PERIOD. None of the shares of Restricted Stock granted under this Agreement shall be sold, assigned or otherwise transferred until at least six months have elapsed from (but excluding) the Award Date.

         This Section 3.2 is not intended to affect the restrictions set forth in Section 4.2.

         SECTION 3.3 LEGEND. Certificates representing shares of Restricted Stock issued pursuant to this Agreement shall, until all restrictions lapse and new certificates are issued pursuant to Section 3.4, bear the following legend:

                  THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN VESTING REQUIREMENTS AND MAY BE SUBJECT TO FORFEITURE UNDER THE TERMS OF THAT CERTAIN RESTRICTED STOCK AGREEMENT BY AND BETWEEN VARSITY GROUP INC. AND THE HOLDER OF THE SECURITIES. PRIOR TO VESTING OF OWNERSHIP IN THE SECURITIES, THEY MAY NOT BE, DIRECTLY OR INDIRECTLY, OFFERED, TRANSFERRED, SOLD, ASSIGNED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF UNDER ANY CIRCUMSTANCES. COPIES OF THE ABOVE REFERENCED AGREEMENT ARE ON FILE AT THE OFFICES OF THE CORPORATION AT 1130 CONNECTICUT AVE, SUITE 350 WASHINGTON, D.C., 20036.

         SECTION 3.4 LAPSE OF RESTRICTIONS. Upon the vesting of the shares of Restricted Stock as provided in Section 3.1, the Corporation shall cause new certificates to be issued with respect to such Vested Shares and delivered to the Director or his legal representative, free from the legend provided for in
Section 3.3 and any of the other Restrictions. Such Vested Shares shall cease to be considered Restricted Stock subject to the terms and conditions of this Agreement. Notwithstanding the foregoing, no such new certificate shall be delivered to the Director or his legal representative unless and until the Director or his legal representative shall have paid to the Corporation in cash or by check the full amount of all federal, state and local withholding or other employment taxes applicable to the taxable income of the Director resulting from the lapse of the Restrictions.

         SECTION 3.5 MERGER, CONSOLIDATION, ACQUISITION, LIQUIDATION OR DISSOLUTION. Upon the merger or consolidation of the Corporation into another corporation, the exchange of all or substantially all of the assets of the Corporation for the securities of another corporation, the acquisition by another corporation or person (excluding any employee benefit plan of the Corporation or any trustee or other fiduciary holding securities under an employee benefit plan of the Corporation) of all or substantially all of the Corporation's assets, the acquisition by another corporation or person of more than 50% of the Corporation's then outstanding voting stock, or the liquidation or dissolution of the Corporation (each a "Change of Control Event"), all shares of Restricted Stock shall automatically vest and be exercisable beginning 30 days prior to the effective date of such Change of Control Event and all Restrictions with respect to such shares of Restricted Stock shall immediately expire.

         SECTION 3.6 RESTRICTIONS ON NEW SHARES. In the event that the outstanding shares of the Corporation's Common Stock are changed into or exchanged for cash or a different number or kind of shares or other securities of the Corporation, or of another corporation, by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, stock dividend, or combination of shares (excluding any employee benefit plan of the Corporation or any trustee or other fiduciary holding securities under an employee benefit plan of the Corporation), such new, additional or different shares or securities which are held or received by the Director in his capacity as a holder of Restricted Stock shall be considered to be Restricted Stock and shall be subject to all of the Restrictions, unless the Board of Directors provides, pursuant to Section 3.5, for the accelerated vesting and expiration of the Restrictions on the shares of Restricted Stock underlying the distribution of the new, additional or different shares or securities.


                                   ARTICLE IV.
                                  MISCELLANEOUS

         SECTION 4.1 ADMINISTRATION. The Board of Directors shall have the power to interpret the Plan, this Agreement and all other documents relating to Restricted Stock and to adopt such rules for the administration, interpretation and application of the Plan as are consistent therewith and to interpret, amend or revoke any such rules. All actions taken and all interpretations and determinations made by the Board of Directors in good faith shall be final and binding upon the Director, the Corporation and all other interested persons. No member of the Board of Directors shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan or Restricted Stock and all members of the Board of Directors shall be fully protected by the Corporation in respect to any such action, determination or interpretation.

         SECTION 4.2 RESTRICTED STOCK NOT TRANSFERABLE. No Restricted Stock or any interest or right therein or part thereof shall be liable for the debts, contracts or engagements of the Director or his successors in interest or shall be subject to disposition by transfer, alienation, anticipation, pledge, encumbrance, assignment or any other means whether such disposition be voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy), and any attempted disposition thereof shall be null and void and of no effect; provided, however, that this Section 4.2 shall not prevent transfers by will or by applicable laws of descent and distribution.

         SECTION 4.3 CONDITIONS TO ISSUANCE OF STOCK CERTIFICATES. The Corporation shall not be required to issue or deliver any certificate or certificates for shares of stock pursuant to this Agreement prior to fulfillment of all of the following conditions:

               i. The admission of such shares to listing on all stock exchanges on which such class of stock is then listed;
               ii. The completion of any registration or other qualification of such shares under any state or Federal law or under rulings or regulations of the Securities and Exchange Commission or of any other governmental regulatory body, which the Board of Directors shall, in its absolute discretion, deem necessary or advisable;
               iii. The obtaining of any approval or other clearance from any state or Federal governmental agency which the Board of Directors shall, in its absolute discretion, determine to be necessary or advisable;
               iv. The payment by the Director of all amounts required to be withheld, under federal, state and local tax laws, with respect to the issuance of Restricted Stock and/or the lapse or removal of any of the Restrictions; and
               v. The lapse of such reasonable period of time as the Board of Directors may from time to time establish for reasons of administrative convenience.


         SECTION 4.4 ESCROW. The Secretary or such other escrow holder as the Board of Directors may appoint shall retain physical custody of the certificates representing Restricted Stock, including shares of Restricted Stock issued pursuant to Section 3.6, until all of the Restrictions expire or shall have been removed; provided, however, that in no event shall the Director retain physical custody of any certificates representing

Restricted Stock issued to him.

         SECTION 4.5 NOTICES. Any notice to be given under the terms of this Agreement to the Corporation shall be addressed to the Corporation in care of its Secretary, and any notice to be given to the Director shall be addressed to him at the address given beneath his signature hereto. By a notice given pursuant to this Section 4.5, either party may hereafter designate a different address for notices to be given to it or him. Any notice which is required to be given to the Director shall, if the Director is then deceased, be given to the Director's personal representative if such representative has previously informed the Corporation of his status and address by written notice under this
Section 4.5. Any notice shall have been deemed duly given when enclosed in a properly sealed envelope or wrapper addressed as aforesaid, deposited (with postage prepaid) in a post office or branch post office regularly maintained by the United States Postal Service.

         SECTION 4.6 RIGHTS AS STOCKHOLDER. Except as otherwise provided herein, the Director, upon the issuance of a new share certificate pursuant to Sections 3.3 and 4.3, shall have all the rights of a stockholder with respect to his Restricted Stock, including the right to vote all of the shares whether vested or unvested and the right to receive all dividends or other distributions paid or made with respect to all of the shares whether vested or unvested. The Director shall have all of the rights as a stockholder with respect to any shares of Restricted Stock which have not vested.

         SECTION 4.7 TITLES. Titles are provided herein for convenience only and are not to serve as a basis for interpretation or construction of this Agreement.

         SECTION 4.8 CONFORMITY TO SECURITIES LAWS. This Agreement is intended to conform to the extent necessary with all provisions of the Securities Act and the Exchange Act and any and all regulations and rules promulgated by the Securities and Exchange Commission thereunder, including without limitation Rule 16b-3. Notwithstanding anything herein to the contrary, this Agreement shall be administered, and the Restricted Stock shall be issued, only in such a manner as to conform to such laws, rules and regulations. To the extent permitted by applicable law, this Agreement and the Restricted Stock issued hereunder shall be deemed amended to the extent necessary to conform to such laws, rules and regulations.

         SECTION 4.9 AMENDMENT. This Agreement may be amended only by a writing executed by the parties hereto which specifically states that it is amending this Agreement.

         SECTION 4.10 GOVERNING LAW. The laws of the State of Delaware shall govern the interpretation, validity, administration, enforcement and performance of the terms of this Agreement regardless of the law that might be applied under principles of conflicts of laws.

IN WITNESS HEREOF, this Agreement has been executed and delivered by the parties hereto.


                                         VARSITY GROUP INC.

                                         By
                                            --------------------------

                                         Its
                                             -------------------------
THE DIRECTOR


-------------------------
Name

-------------------------
Address

                           RESTRICTED STOCK AGREEMENT

         THIS RESTRICTED STOCK AGREEMENT, dated as of September 21, 2001 (the "Award Date"), is made by and between VARSITY GROUP INC., a Delaware corporation (the "Corporation"), and Allen Morgan, a director of the Corporation (the "Director"):

         WHEREAS, the Corporation has established The Second Amended and Restated 1998 Stock Plan of Varsity Group Inc., as amended (the "Plan");

         WHEREAS, the Corporation wishes to carry out the Plan (the terms of which are hereby incorporated by reference and made a part of this Agreement);

         WHEREAS, the Plan provides for the issuance of shares of the Corporation's Common Stock (as defined hereunder), subject to certain restrictions thereon (hereinafter referred to as "Restricted Stock");

         WHEREAS, the Corporation's Board of Directors has determined that it would be to the advantage and best interest of the Corporation and its stockholders to issue the shares of Restricted Stock provided for herein to the Director in consideration of services to the Corporation and/or its subsidiaries, and the Board of Directors of the Corporation has approved the issuance of such shares of Restricted Stock to the Director upon the terms and conditions set forth herein; and

      NOW, THEREFORE, in consideration of the mutual covenants herein contained and other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto do hereby agree as follows:

                                   ARTICLE I.
                                   DEFINITIONS

         Whenever the following terms are used below in this Agreement, they shall have the meaning specified below unless the context clearly indicates to the contrary. Capitalized terms not otherwise defined herein shall have the meanings set forth in the Plan. The masculine pronoun shall include the feminine and neuter, and the singular the plural, where the context so indicates.

         SECTION 1.1 CAUSE. "Cause" shall mean without limitation: (i) conviction of, or the pleading of nolo contendere to, a felony, (ii) a material breach of Director's duties, (iii) misconduct by Director which is of such a serious and substantial nature that a reasonable likelihood exists that such misconduct will materially injure the reputation of the Corporation if Director was to remain on the Corporation's Board of Directors, and (v) proven gross negligence.

         SECTION 1.2 CHANGE OF CONTROL EVENT. "Change of Control Event" is defined in Section 3.5.

         SECTION 1.3 EXCHANGE ACT. "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

         SECTION 1.4 RESTRICTIONS. "Restrictions" shall mean the forfeiture and transferability restrictions imposed upon Restricted Stock under this Agreement.

          SECTION 1.5 RESTRICTED STOCK. "Restricted Stock" shall mean Common Stock of the Corporation issued under this Agreement and subject to the Restrictions imposed hereunder.

         SECTION 1.6 RULE 16B-3. "Rule 16b-3" shall mean that certain Rule 16b-3 under the Exchange Act, as such Rule may be amended from time to time.

         SECTION 1.7 SECRETARY. "Secretary" shall mean the Secretary of the Corporation.

         SECTION 1.8 SECURITIES ACT. "Securities Act" shall mean the Securities Act of 1933, as amended.

         SECTION 1.9 REMOVAL OR RESIGNATION OF DIRECTOR. "Removal or Resignation of Director" shall mean the time when the relationship between the Director and the Corporation, a Parent, or a Subsidiary is ended for any reason, including, but not by way of limitation, a resignation, discharge, death, disability or retirement. The Board of Directors, in its absolute discretion, shall determine the effect of all other matters and questions relating to Removal or Resignation of Director, including, but not by way of limitation, the question of whether a Removal or Resignation of Director resulted from a discharge for Cause, and all questions of whether a leave of absence constitutes a Removal or Resignation of Director.

         SECTION 1.10    VESTED SHARES. "Vested Shares" is defined in Section
3.1.

                                   ARTICLE II.
                          ISSUANCE OF RESTRICTED STOCK

         SECTION 2.1 ISSUANCE OF RESTRICTED STOCK. For good and valuable consideration which the Board of Directors has determined to be in excess of the par value of its Common Stock, on the date hereof the Corporation issues to the Director 250,000 shares of its Common Stock upon the terms and conditions set forth in this Agreement.

         SECTION 2.2 CONSIDERATION TO THE CORPORATION. As consideration for the release of the restrictions on the Restricted Stock set forth herein, the Director agrees to render faithful and efficient services to the Corporation, a Parent, or a Subsidiary with such duties and responsibilities as the Corporation shall from time to time prescribe for the remainder of Director's term.

                                  ARTICLE III.
                                  RESTRICTIONS

         SECTION 3.1 REPURCHASE OF RESTRICTED STOCK. The Corporation may repurchase the Restricted Stock from the Director upon the terms and conditions hereinafter set forth within sixty (60) days after removal or resignation of the Director by the Corporation for Cause.

         In the event the Corporation exercises its right to repurchase, the Corporation shall promptly pay to the Director an amount per share equal to the original purchase price paid per share (i.e., $0.001 per share) by the Director for the Restricted Stock shares, as adjusted from time to time for stock splits, stock dividends, stock combinations and other recapitalizations.

         In the event that Director is unable to, or for any reason does not, promptly deliver the certificate or certificates evidencing the Restricted Stock shares repurchased by the Corporation (or any assignment form) to the Corporation in accordance with this Agreement, the Corporation may deposit the purchase price for such repurchased shares (in cash or by good check) with any bank doing business within a fifty (50) mile radius of the Corporation's principal office, to be held by such bank in escrow until withdrawn by the Director. Upon such deposit by the Corporation and upon delivery of written notice of such deposit to the Director, such Restricted Stock shares shall at such time be deemed to have been repurchased by the Corporation, the Director shall have no further rights thereto and the Corporation shall record such transfer in its stock transfer book. Notwithstanding the foregoing provisions of this Section 3.1, the right to repurchase shall not apply to any "Vested Shares" held by the Director. "Vested Shares" shall mean that number of shares of Restricted Stock set forth in the table below:

  Date of Removal or              Number of Vested Shares
      Resignation                 -----------------------
      -----------

July 17, 2001                             20,833
October 1, 2001                           41,667
January 1, 2002                           62,500
April 1, 2002                             83,333
July 1, 2002                             104,167
October 1, 2002                          125,000
January 1, 2003                          145,833
April 1, 2003                            166,667
July 1, 2003                             187,500

  Date of Removal or              Number of Vested Shares
      Resignation                 -----------------------
      -----------

October 1, 2003                          208,333
January 1, 2004                          229,167
April 1, 2004                            250,000

         SECTION 3.2 HOLDING PERIOD. None of the shares of Restricted Stock granted under this Agreement shall be sold, assigned or otherwise transferred until at least six months have elapsed from (but excluding) the Award Date.

         This Section 3.2 is not intended to affect the restrictions set forth in Section 4.2.

         SECTION 3.3 LEGEND. Certificates representing shares of Restricted Stock issued pursuant to this Agreement shall, until all restrictions lapse and new certificates are issued pursuant to Section 3.4, bear the following legend:

                  THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN VESTING REQUIREMENTS AND MAY BE SUBJECT TO FORFEITURE UNDER THE TERMS OF THAT CERTAIN RESTRICTED STOCK AGREEMENT BY AND BETWEEN VARSITY GROUP INC. AND THE HOLDER OF THE SECURITIES. PRIOR TO VESTING OF OWNERSHIP IN THE SECURITIES, THEY MAY NOT BE, DIRECTLY OR INDIRECTLY, OFFERED, TRANSFERRED, SOLD, ASSIGNED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF UNDER ANY CIRCUMSTANCES. COPIES OF THE ABOVE REFERENCED AGREEMENT ARE ON FILE AT THE OFFICES OF THE CORPORATION AT 1130 CONNECTICUT AVE, SUITE 350 WASHINGTON, D.C., 20036.

         SECTION 3.4 LAPSE OF RESTRICTIONS. Upon the vesting of the shares of Restricted Stock as provided in Section 3.1, the Corporation shall cause new certificates to be issued with respect to such Vested Shares and delivered to the Director or his legal representative, free from the legend provided for in
Section 3.3 and any of the other Restrictions. Such Vested Shares shall cease to be considered Restricted Stock subject to the terms and conditions of this Agreement. Notwithstanding the foregoing, no such new certificate shall be delivered to the Director or his legal representative unless and until the Director or his legal representative shall have paid to the Corporation in cash or by check the full amount of all federal, state and local withholding or other employment taxes applicable to the taxable income of the Director resulting from the lapse of the Restrictions.

         SECTION 3.5 MERGER, CONSOLIDATION, ACQUISITION, LIQUIDATION OR DISSOLUTION. Upon the merger or consolidation of the Corporation into another corporation, the exchange of all or substantially all of the assets of the Corporation for the securities of another corporation, the acquisition by another corporation or person (excluding any employee benefit plan of the Corporation or any trustee or other fiduciary holding securities under an employee benefit plan of the Corporation) of all or substantially all of the Corporation's assets, the acquisition by another corporation or person of more than 50% of the Corporation's then outstanding voting stock, or the liquidation or dissolution of the Corporation (each a "Change of Control Event"), all shares of Restricted Stock shall automatically vest and be exercisable beginning 30 days prior to the effective date of such Change of Control Event and all Restrictions with respect to such shares of Restricted Stock shall immediately expire.

         SECTION 3.6 RESTRICTIONS ON NEW SHARES. In the event that the outstanding shares of the Corporation's Common Stock are changed into or exchanged for cash or a different number or kind of shares or other securities of the Corporation, or of another corporation, by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, stock dividend, or combination of shares (excluding any employee benefit plan of the Corporation or any trustee or other fiduciary holding securities under an employee benefit plan of the Corporation), such new, additional or different shares or securities which are held or received by the

Director in his capacity as a holder of Restricted Stock shall be considered to be Restricted Stock and shall be subject to all of the Restrictions, unless the Board of Directors provides, pursuant to Section 3.5, for the accelerated vesting and expiration of the Restrictions on the shares of Restricted Stock underlying the distribution of the new, additional or different shares or securities.


                                   ARTICLE IV.
                                  MISCELLANEOUS

         SECTION 4.1 ADMINISTRATION. The Board of Directors shall have the power to interpret the Plan, this Agreement and all other documents relating to Restricted Stock and to adopt such rules for the administration, interpretation and application of the Plan as are consistent therewith and to interpret, amend or revoke any such rules. All actions taken and all interpretations and determinations made by the Board of Directors in good faith shall be final and binding upon the Director, the Corporation and all other interested persons. No member of the Board of Directors shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan or Restricted Stock and all members of the Board of Directors shall be fully protected by the Corporation in respect to any such action, determination or interpretation.

         SECTION 4.2 RESTRICTED STOCK NOT TRANSFERABLE. No Restricted Stock or any interest or right therein or part thereof shall be liable for the debts, contracts or engagements of the Director or his successors in interest or shall be subject to disposition by transfer, alienation, anticipation, pledge, encumbrance, assignment or any other means whether such disposition be voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy), and any attempted disposition thereof shall be null and void and of no effect; provided, however, that this Section 4.2 shall not prevent transfers by will or by applicable laws of descent and distribution.

         SECTION 4.3 CONDITIONS TO ISSUANCE OF STOCK CERTIFICATES. The Corporation shall not be required to issue or deliver any certificate or certificates for shares of stock pursuant to this Agreement prior to fulfillment of all of the following conditions:

               i. The admission of such shares to listing on all stock exchanges on which such class of stock is then listed;
               ii. The completion of any registration or other qualification of such shares under any state or Federal law or under rulings or regulations of the Securities and Exchange Commission or of any other governmental regulatory body, which the Board of Directors shall, in its absolute discretion, deem necessary or advisable;
               iii. The obtaining of any approval or other clearance from any state or Federal governmental agency which the Board of Directors shall, in its absolute discretion, determine to be necessary or advisable;
               iv. The payment by the Director of all amounts required to be withheld, under federal, state and local tax laws, with respect to the issuance of Restricted Stock and/or the lapse or removal of any of the Restrictions; and
               v. The lapse of such reasonable period of time as the Board of Directors may from time to time establish for reasons of administrative convenience.


         SECTION 4.4 ESCROW. The Secretary or such other escrow holder as the Board of Directors may appoint shall retain physical custody of the certificates representing Restricted Stock, including shares of Restricted Stock issued pursuant to Section 3.6, until all of the Restrictions expire or shall have been removed; provided, however, that in no event shall the Director retain physical custody of any certificates representing Restricted Stock issued to him.

         SECTION 4.5 NOTICES. Any notice to be given under the terms of this Agreement to the Corporation shall be addressed to the Corporation in care of its Secretary, and any notice to be given to the Director shall be addressed to him at the address given beneath his signature hereto. By a notice given pursuant to this Section 4.5, either party may hereafter designate a different address for notices to be given to it or him. Any notice which is required to be given to the Director shall, if the Director is then deceased, be given to the Director's personal representative if such representative has previously informed the Corporation of his status and address by written notice under this Section 4.5. Any notice shall have been deemed duly given when enclosed in a properly sealed envelope or wrapper addressed as aforesaid, deposited (with postage prepaid) in a post office or branch post office regularly maintained by the United States Postal Service.

         SECTION 4.6 RIGHTS AS STOCKHOLDER. Except as otherwise provided herein, the Director, upon the issuance of a new share certificate pursuant to Sections 3.3 and 4.3, shall have all the rights of a stockholder with respect to his Restricted Stock, including the right to vote all of the shares whether vested or unvested and the right to receive all dividends or other distributions paid or made with respect to all of the shares whether vested or unvested. The Director shall have all of the rights as a stockholder with respect to any shares of Restricted Stock which have not vested.

         SECTION 4.7 TITLES. Titles are provided herein for convenience only and are not to serve as a basis for interpretation or construction of this Agreement.

         SECTION 4.8 CONFORMITY TO SECURITIES LAWS. This Agreement is intended to conform to the extent necessary with all provisions of the Securities Act and the Exchange Act and any and all regulations and rules promulgated by the Securities and Exchange Commission thereunder, including without limitation Rule 16b-3. Notwithstanding anything herein to the contrary, this Agreement shall be administered, and the Restricted Stock shall be issued, only in such a manner as to conform to such laws, rules and regulations. To the extent permitted by applicable law, this Agreement and the Restricted Stock issued hereunder shall be deemed amended to the extent necessary to conform to such laws, rules and regulations.

         SECTION 4.9 AMENDMENT. This Agreement may be amended only by a writing executed by the parties hereto which specifically states that it is amending this Agreement.

         SECTION 4.10 GOVERNING LAW. The laws of the State of Delaware shall govern the interpretation, validity, administration, enforcement and performance of the terms of this Agreement regardless of the law that might be applied under principles of conflicts of laws.


IN WITNESS HEREOF, this Agreement has been executed and delivered by the parties hereto.





                                         VARSITY GROUP INC.

                                         By
                                            --------------------------

                                         Its
                                             -------------------------
THE DIRECTOR


-------------------------
Name

-------------------------
Address