Form 10-K
period 2001-12-31
VARSITYBOOKS COM INC
filed 2002-03-27
CIK 1069502

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-28977

VARSITY GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1876848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1130 Connecticut Avenue, Suite 350

Washington, D.C. 20036
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(202) 667-3400

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of common stock held by non-affiliates of the registrant was $17,725,858 based on the last reported sale price of $1.10 on March 22, 2002.

      As of March 22, 2002, there were 16,114,416 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

General

      We are a leading online retailer of new textbooks and educational materials targeting the private middle and high schools, colleges and distance and continuing education markets. Using our website, www.varsitybooks.com, we provide our customers with an opportunity to purchase textbooks online. Through eduPartners, our program serving schools directly, we offer educational institutions an online bookstore solution that allows them to focus their resources on the education process while offering their students the speed and convenience purchasing their textbooks and other learning materials online. Our eduPartners program was the first online bookstore solution focused on meeting the needs of private middle and high schools nationwide. With over 100 schools in our program, we are viewed as the leader and innovator in this market today.

      Throughout 2001, our business priorities, focus and resources have adapted to meet the changing market dynamics and economic realities. We have successfully lowered overall expenses and increased the margins of our retail book business to accelerate our path to profitability. In addition, we made significant reductions in the marketing and sales overhead expenses associated with our business. As a result, we posted the first profitable quarter in the history of our Company during the three months ending September 30, 2001, recorded positive cash flows from operations of $0.4 million for the year ended December 31, 2001 and are positioned to improve our financial performance in 2002.

      We also have historically provided marketing services for other businesses seeking to reach the college and private middle and high school demographics by marketing to students online through our website and on college campuses utilizing College Impact, our nationwide network of student marketing representatives. During 2001, we made a strategic decision to focus our resources on the growth and development of our eduPartners program, having determined that this presented the greatest prospects for long-term growth and value creation. Consequently, we completed all outstanding on-campus marketing services contracts during 2001 and ceased new development of on-campus marketing services programs.

      Our overall success and ability to achieve profitability from operations will depend, in part, upon our ability to attract additional schools to our eduPartners program, provide a compelling and satisfying shopping experience to our retail customers and manage our relationship with Baker and Taylor. Marketing services will play a significantly smaller role in the future growth of our company. We anticipate future marketing services revenue will likely represent a small percentage of textbook revenues and will be focused on delivering online solutions compatible with our target eduPartners market. Finally, we must continue to attract and retain experienced personnel to effectively grow our business.

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

      The challenges associated with operating an efficient, profitable bookstore on campus are exacerbated at smaller schools where operating economies of scale are not present and profitability is more difficult to achieve. This is particularly true at the private middle and high school level, where there is typically only one major textbook buying season (Fall back-to-school) and clothing, school supplies and electronic sales are limited or non-existent.

      Online commerce provides the opportunity to better serve and more efficiently reach the college and private middle and high school student markets. We believe that, for a variety of reasons, few businesses have succeeded in offering students a comprehensive solution tailored to meet their varied needs in a convenient and cost-effective manner.

      The private school market represents approximately 10% of all elementary and secondary students and 25% of all elementary and secondary schools, according to the National Center of Education Statistics (NCES). More than 5.2 million students are enrolled in private schools, with approximately 2.84 million students in elementary level schools, 830,000 students in secondary level schools and 1.55 million students in combined elementary and secondary level schools. Almost half of all private school students attend schools that are located in urban areas. According to the Council on American Private Education, secondary school enrollment is expected to increase as much as 8% between 2000 and 2006.

      Students are powerful retail consumers. Although the college market is large and diverse, students still have common needs. For instance, students typically must buy expensive school related goods and services such as textbooks and school supplies. In fact, textbooks are most students’ single largest school related expenditure after tuition, room and board. The Almanac 2000-2001 reports that the average expense per college student for books and supplies is $625 to $700, and does not vary significantly between two and four year colleges, or private and public institutions. According to Student Monitor, during a one-year period ending Spring 2000, students purchased more than $59 million in textbooks online, with an average student purchase of $228. In addition, the number of students purchasing textbooks online has increased to 13%, up from 8% over the prior year. Overall, new textbook sales were approximately $4.3 billion in the academic year 1998-1999, based on statistics published by the National Association of College Stores.

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

Strategy

Build a Significant, Profitable Retail Book Business.

      We continue to take the steps necessary to create an online book business with significant growth potential and the ability to deliver contribution dollars sufficient to reach annual operating profitability. We have successfully lowered the expenses and increased the margins of our retail book business through various means, including the transition from a discounted textbook pricing model to one more closely aligned with publisher suggested list price. As part of the increased emphasis on eduPartners, we anticipate that costs and expenses related to brand development, marketing and other activities associated with our traditional retail book business will continue to decrease from previous levels.

Increase the Number of eduPartners.

      We intend to invest in the development of eduPartners and expand our reach into private middle and high schools, traditional two and four year colleges, distance learning and other continuing education programs. Our eduPartners program was the first online bookstore solution focused on meeting the needs of private middle and high schools nationwide. We have eduPartner schools located in many key markets nationwide and are aggressively targeting remaining areas to establish a comprehensive nationwide network of member schools. We have been successful extending our presence in new markets by leveraging the positive experience and word-of-mouth generated once our initial partner in that market has completed a successful back-to-school selling season.

The Varsity Solution

      We provide students with a reliable, convenient alternative to the traditional campus textbook shopping experience. We are able to reduce the overhead associated with textbook sales because we do not maintain individual stores and we outsource our ordering, inventory, warehousing and fulfillment needs to Baker & Taylor, a leading distributor of books, videos and music products. In addition to providing new textbooks at competitive prices, we are committed to providing best-in-class customer service, dedicated account management, customized websites for each partner school and same-day shipment of orders.

eduPartners

      Through eduPartners, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience to their students by outsourcing new textbook sales to us. We believe that for many schools the expense and inconvenience of maintaining a bookstore exceed the schools’ financial return. We provide an innovative solution for schools and enable them to offer increased convenience and value to students, their parents, and the entire school community. Through these relationships, we are endorsed as the exclusive textbook retailer at our eduPartners schools and gain direct access to their students. As a result, eduPartners is an attractive way for us to acquire customers.

      As of March 2002, we were the exclusive new textbook supplier for approximately 100 educational institutions. In addition, through eduPartners, we reach students early, enabling us to extend our brand and establish a customer relationship with students prior to their attending college. Our exclusive relationships generally are for a period of two to four years and automatically renew on a year-to-year basis. As of March 2002, approximately 35 agreements expire during 2002 based upon their original term. As per the terms of these agreements, each of these 35 agreements automatically renew for one year if neither party serves notice of intent to terminate 90 days prior to the date of expiration.

      With eduPartners, we create a personalized virtual bookstore for each school on our website. Students are able to search by region and state on our homepage to locate the link to their co-branded bookstore. Parents and students can be linked directly to their school bookstore page from the own school’s homepage. Once they reach the entry page to their customized online bookstore, the student or parent can navigate the site by clicking on the appropriate grade, discipline and class to select required and optional books. The school benefits from the decreased costs, inconveniences and inefficiencies inherent in the seasonal business of purchasing, inventory management and selling learning materials directly to students on campus. In addition, schools have access to our unique program administration website that provides them with sales and inventory reports, among other valuable features.

User Experience

      Our website, www.varsitybooks.com, offers several benefits to students including convenience, ease of use and depth of product selection. When logging on to our website, visitors are presented with several shopping options, including:

•	Searching by School. Students at eduPartners schools can use our customized map to locate their school. Once they find their school they can link through a list of departments to a list of classes and to the specific booklists for the courses they are taking. Our customers have the option of placing all the textbooks for a particular class in their shopping cart with a single click or selecting only those titles that interest them.

•	Searching for Books. If we have not posted a specific school’s booklist, our customers can search for the books they need by author, title, keyword, publisher or ISBN. Our website offers additional book verification for many selections, including pictures of jacket art, editor’s name, volume number, table of contents and other identifying characteristics.

Ordering and Delivery

      When our customers are ready to place an order, they can proceed through our shopping cart function directly to our checkout page. We presently accept Visa, Discover, MasterCard, money order and personal check as payment for our products. At our eduPartners schools, we also offer school and student credit accounts. During the ordering process, we ask our customers for basic information about themselves, which we maintain in our customer database. Once a customer places an order, he or she immediately receives an e-mail that includes a unique order number and confirms that the order has been received and processed. If a book is not in stock at the time an order is processed, that title is automatically placed on backorder and shipped to the customer as soon as it returns to stock. Customers are not charged for any book until it has been shipped. After an order is shipped, the customer receives a second e-mail that includes a UPS tracking number, a description of titles shipped and placed on backorder, the amount charged to their credit card for this shipment and a link to a page on our website where they can follow their order through the delivery process. We use a variety of UPS services to ensure our customers will receive their orders timely.

Customer Service

      We are committed to delivering superior customer service to all of our customers, including partner schools, parents and students. We currently manage customer service in-house, leveraging the experience and commitment of our own employees to provide a best-in-class level of service. We believe this allows us to more directly control the quality and content of each customer interaction with our company and provides important real-time insight into the performance of our eduPartner program. Our customers can access our customer service representatives at any time during their visits to our website. The customer service page of our website offers answers to frequently asked questions and enables our customers to ask their own questions through e-mail. We also have a toll-free customer service telephone number. Our customer service agents are available to telephone orders from customers that do not have access to the Internet or are uncomfortable placing an order online. We increase our customer service staffing during our peak periods to ensure a fast response to customer queries.

Fulfillment

      We fulfill all of our textbook orders through Baker & Taylor, a leading distributor of books, videos and music products with whom we have a series of written agreements, each of which is scheduled to expire on October 1, 2002 with automatic renewal for one year unless either party elects in writing not to renew. The agreements are terminable upon up to 30 days’ notice by either party in the event of a default. Under these agreements with Baker & Taylor, we agree to provide Baker & Taylor with our written demand forecasts for each upcoming semester and we agree to use Baker & Taylor as our principal supplier of textbooks and drop-ship and fulfillment services. We pay fees and expenses related to the services Baker & Taylor provides and we purchase products from Baker & Taylor at a discount to the suggested price. In return, Baker & Taylor agrees not to provide drop-ship services to any person or entity that has as its principal business activity the goal of establishing exclusive relationships with educational institutions for the purpose of selling textbooks via the Internet, unless the retailer was an existing customer of Baker & Taylor on or prior to June 10, 1998, the date we initially contracted with Baker & Taylor. Our agreements with Baker & Taylor provide us access to, and use of, an electronic set of data elements from Baker & Taylor’s title file database that contains bibliographic records. In addition, under these agreements, Baker & Taylor provides us with promotional, customer service, and database management services.

      As a result of the data access our agreements provide, information on availability of book titles is automatically updated on our website on an hourly basis from 8:00 a.m. to 10:00 p.m. eastern standard time based on a direct feed from Baker & Taylor, ensuring our customers receive accurate in-stock inventory information. Orders placed on our website are automatically transmitted to Baker & Taylor within twenty minutes of their receipt. At the Baker & Taylor warehouse currently used for fulfillment, the order is processed, packaged in a VarsityBooks.com branded box and shipped directly to our customers via UPS. We extend a convenient return policy to our customers under which returns are shipped directly to Baker & Taylor to expedite processing. Finally, providing Baker & Taylor with our demand forecasts for each semester helps to ensure they maintain an adequate and relevant inventory to meet the demands of our customers.

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

      We manage user requests and other traffic-using load balancing devices that work across the entire complement of our hardware. This strategy of balancing traffic allows all customers and site users to enjoy favorable response times and other performance measures, regardless of traffic fluctuations. Although we own and maintain our hardware and software systems, Qwest Communications located in Sterling, Virginia, hosts our server environment and acts as our Internet service provider and we lease the space in which our hardware system resides from Qwest. A group of in-house systems administrators and network engineers and Qwest personnel monitor and operate our website, network operations and transaction-processing systems.

      Our agreement with Qwest currently provides for service to be provided on an annual basis, subject to renewal. We pay for the space in which our hardware system resides and our Internet access based on our usage, on a monthly basis. We may terminate this agreement on any annual renewal date without penalty.

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

Competition

      E-commerce, in general, and online textbooks, more specifically, are highly competitive markets. The number of e-commerce websites competing for customers’ attention has increased rapidly, and the market for online textbook sales is relatively new, intensely competitive and rapidly changing. We currently or potentially compete, directly and indirectly, for retail customers with the following categories of companies:

•	traditional new and used textbook retailers, such as campus bookstores;

•	traditional used textbook retailers, some of which have or are expected to begin online selling;

•	textbook retailers and distributors such the Follett Corporation, MBS Textbook Exchange and Adams Book Company; and

•	Internet-based booksellers such as Amazon.com, and barnesandnoble.com.

      We believe that the principal competitive factors in attracting and retaining retail customers are:

•	entering relationships with educational institutions;

•	convenience;

•	competitive pricing;

•	selection of available products;

•	customer service;

•	quality of content and navigability tools;

•	brand recognition; and

•	reliability and speed of fulfillment.

Marketing Services

      The Company has also provided marketing services for other businesses seeking to reach the college and private middle and high school demographics by marketing to students online through its website and on college campuses utilizing a nationwide network of student marketing representatives. In 2000, for example, we executed marketing campaigns for companies such as AT&T Wireless, Inc., Papa John’s, Inc, Polaroid, Inc., Palm, Inc. and Ben & Jerry’s Homemade, Inc. These campaigns were developed to meet the goals of each client. Marketing activities included online marketing, traditional flyering and postering, peer-to-peer marketing, on-campus events, product trial and demonstrations, and sponsorship opportunities.

      However, during 2001, the Company made a strategic decision to focus resources on the growth and development of the eduPartners program. The Company determined that the eduPartners model presented the greatest prospects for long-term growth and value creation and elected to concentrate the resources and energy of the entire organization on maximizing this opportunity. The Company completed all outstanding on-campus marketing services contracts during 2001 and ceased new development of on-campus marketing services programs. The Company anticipates future marketing services revenue will likely represent a relatively small percentage of textbook revenues and will be focused on delivering online solutions compatible with its target eduPartners market.

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

Privacy Concerns

      Federal, state and foreign governments have enacted or may enact laws or consider regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. Such regulations may include requirements that companies establish procedures to:

•	give adequate notice to consumers regarding information collection and disclosure practices;

•	provide consumers with the ability to have personal identifying information deleted from a company’s data;

•	provide consumers with access to their personal information and with the ability to rectify inaccurate information;

•	clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company’s website;

•	obtain express parental consent prior to collecting and using personal identifying information obtained from children; and

•	the Federal Children’s Online Privacy Act.

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

      We currently obtain and retain personal information about our website users with their consent. We have a stringent privacy policy covering this information. However, if third persons were able to penetrate our network security and gain access to, or otherwise misappropriate, our users’ personal information, we could be subject to liability. Such liability could include claims for misuses of personal information, such as for unauthorized marketing purposes or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources.

Data Protection

      Legislation pending in Congress, if passed, would afford broader rights to owners of databases of information, such as stock quotes and sports scores. Such protection already exists in the European Union. If enacted, this legislation could result in an increase in the price of services that provide data to websites. In addition, such legislation could create potential liability for unauthorized use of such data.

Internet Taxation

      A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and some states have taken measures to tax Internet-related activities. Although Congress has placed moratorium on state and local taxes on Internet access or on discriminatory taxes on e-commerce, existing state or local laws have been expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

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

Risk Factors

We Have a Limited Operating History Upon Which to Evaluate an Investment in Our Company.

      We were founded in December 1997 and began selling textbooks on our website in August 1998. Due to the seasonality of textbook sales, our peak selling periods are currently in July, August, and September, when the new academic year begins and students purchase the majority of their textbooks. During 2001, approximately 81% of our textbook revenues were recognized in this period. We expect this trend to increase as the concentration of private middle and high schools in our eduPartners program increases. As a new company, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks and uncertainties that an early stage company like ours faces. If we are unsuccessful in addressing these risks and uncertainties or are unable to execute our strategy, our business would be harmed.

We Have Not Been Profitable, Have Generated Negative Cash Flows and We Expect Our Losses to Continue.

      We have incurred substantial losses in every fiscal year since inception. For the year ended December 31, 2001, we incurred a loss from operations of approximately $2.8 million and positive cash flows from operations of $0.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.8 million and negative cash flows from operations of $27.5 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. As of December 31, 2000 and 2001 we had accumulated deficits of approximately $68.2 million and $70.5 million, respectively.

      During the three months ending September 30, 2001, the Company recorded the first profitable fiscal period in its history with a net profit of approximately $1.0 million in the critical back-to-school textbook buying season. Positive cash flows from operations of $0.4 million were recorded for the year ended December 31, 2001. The operating profits from the three months ended September 30, 2001 were not sufficient to reverse the losses recorded in the other three fiscal quarters of 2001. This resulted in a net loss of approximately $2.2 million for the year ended December 31, 2001.

      We expect that operating losses and negative cash flows from operations will likely continue until our seasonally critical back-to-school buying season in the third quarter of 2002. As part of the increased emphasis on eduPartners and lower overhead cost structure, we expect the costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from recent levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our previous levels, we believe, in the aggregate, that this will reduce the historical losses and negative cash flows from our sales of textbooks. We intend to increase spending on the development of eduPartners and relationships with other businesses. Failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

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

We May Not Be Able to Obtain Sufficient Funds to Grow Our Business and Any Additional Financing May Be on Terms Adverse to Your Interests.

      We intend to continue to grow our business. We currently anticipate that our available funds will be sufficient to meet our anticipated needs until such time as annual operating profitability is achieved. We may continue to lose money and generate negative cash flows from operations for the foreseeable future. We may need to raise additional funds in the future to fund more aggressive marketing programs, to acquire or develop new technology, to increase our staff to meet operational demands, to introduce new products or services or to acquire complementary businesses or services or intellectual property rights. Any required additional financing may be unavailable on terms favorable to us or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest and such securities may have rights senior to those of the holders of our common stock. Obtaining additional financing will be subject to a number of factors, including:

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

      These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. Currently, companies that are considered primarily on-line retailers are not perceived well by the market. If additional financing is not available when required or is not available on acceptable terms, we may be unable to:

•	fund our expansion;

•	successfully promote our brand name;

•	develop or enhance our products and services;

•	develop or purchase new servers, software and other technology to enable us to process increased transactions and service increased traffic on our website;

•	attract and retain the appropriate talent and a sufficient number of employees to handle our increasing operations; and

•	take advantage of business opportunities or respond to competitive pressures.

Our Business and Revenue Model is Unproven.

      Our ability to generate significant revenues and profits from the sale of textbooks and other products and services we may offer in the future is uncertain. To be successful, we must attract and retain a significant number of schools to our eduPartner program. Ultimately, we must attract the students and parents from each eduPartner school to our website at a reasonable cost. Any significant shortfall in the expected number of purchases occurring through our website will negatively affect our financial results by increasing or prolonging operating losses and negative cash flows. Conversion of schools from traditional on campus bookstore operations to eduPartners’ online bookstore solution may not occur as rapidly as we expect, if at all. Therefore, we may not achieve the customer traffic we believe is necessary to become successful. Specific factors that could prevent widespread customer acceptance of our business and our ability to increase retail revenues include:

•	lack of consumer awareness of our eduPartner program;

•	pricing that does not meet consumer expectations;

•	consumer concerns about the security of online transactions;

•	shipping charges, which do not apply to shopping at traditional retail stores and are not always charged by some of our online competitors;

•	delivery time associated with online orders, as compared to the immediate receipt of products at traditional retail stores;

•	product damage from shipping or shipments of the wrong products, which may result in a failure to establish trust in purchasing our products online;

•	delays in responses to consumer inquiries or in deliveries to consumers; and

•	difficulty in returning or exchanging orders.

      We may not be able to retain existing eduPartners member schools or sign-up new eduPartners member schools.

You Should Not Rely on Our Quarterly Operating Results as an Indication of Our Future Results Because They are Subject to Significant Fluctuations.

      Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. We expect to experience seasonality in our business related to the academic calendar and the corresponding demand for textbooks and educational materials. Sales in the textbook industry traditionally are significantly higher in the first and third calendar quarters of each year compared with the second and fourth calendar quarters. Due to the concentration of private middle and high schools in our eduPartners program, our revenues are concentrated in the traditional Fall back-to-school season of July, August and September. During 2001, approximately 81% of our textbook revenues were recognized in this period. We expect this trend to increase as the concentration of private middle and high schools in our eduPartners program increases. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on sequential quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	seasonal trends in the textbook industry and in the buying habits of students;

•	concentration of private middle and high schools in our eduPartners program;

•	our ability to manage or influence inventory and fulfillment operations;

•	the level of merchandise returns we experience;

•	our ability to attract new customers, retain existing customers and maintain customer satisfaction;

•	introduction of enhancements or a change in pricing policies, by us or our competitors, or a change in pricing policy by our sole fulfillment source;

•	changes in the amount and timing of expenditures related to marketing, information technology and other operating expenses to support future growth;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our website specifically;

•	increasing consumer acceptance and use of the Internet for the purchase of consumer products;

•	potential acquisitions or strategic alliances either by us or our competitors; and

•	general economic conditions and economic conditions specific to the Internet, online commerce and the book industry.

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

      We do not warehouse any of our own inventory, so we rely on Baker & Taylor to maintain an adequate inventory and rapidly fill our customers’ orders. Prices we pay for promotional, customer service and database management services and credits that we receive from Baker & Taylor are currently based on volume and average cost requirements. Failure to meet these benchmarks could increase our costs. If they do not maintain sufficient inventory, or if they are unable to deliver the specific books our customers order or deliver these books in a timely fashion, we would not be able to meet our obligations to our customers, our revenues would decrease and we would likely experience a reduction in the value of our brand. Baker & Taylor fills orders for a number of textbook retailers. Baker & Taylor has advised us that it fills all the orders it receives on a first-come, first-served basis without providing preferential treatment for us or any of our competitors. If other Baker & Taylor customer orders depleted Baker & Taylor’s inventory, and Baker & Taylor was unable to quickly replenish its inventory, our orders would not be processed or filled in a timely manner. If our relationship with Baker & Taylor is disrupted or does not continue for any reason and we are unable to establish a comparable vendor relationship or open our own warehouse before the Baker & Taylor relationship discontinues, we would not be able to fulfill our customers’ orders. We cannot be certain that we would be able to establish new vendor relationships to ensure acquisition and distribution of textbooks in a timely and efficient manner or on acceptable commercial terms. In such event, we may determine that we need to maintain inventory, establish warehouse facilities and provide distribution services, which would require us to change our business model. In addition, a single publisher supplied approximately 25% of the books we purchased from Baker & Taylor in 2000. If Baker & Taylor’s relationship with this publisher is disrupted or discontinued, our business would be harmed.

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

We Face Significant Competition, and That Competition May Increase Substantially Because of the Low Barriers to Market Entry.

      The e-commerce, online textbook and marketing services markets are new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with a variety of other companies in the sale of textbooks, and if we are able to add other product or service offerings we will have additional competition in those markets. Our current and potential competition includes the following categories of companies:

•	traditional new and used textbook retailers, such as campus bookstores;

•	traditional used textbook retailers, some of which have or are expected to begin online selling;

•	textbook retailers and distributors such the Follett Corporation, MBS Textbook Exchange and Adams Book Company; and

•	Internet-based booksellers such as Amazon.com, efollett.com (affiliated with The Follett Corporation) and barnesandnoble.com.

      We are not able to reliably estimate the number of our direct competitors. Many of our current and potential competitors have longer general retail operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technological, operational and other resources than we do. Some of our competitors may be able to secure textbooks from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing, shipping policies or inventory availability policies and devote substantially more resources to website and systems development than we can. As competition increases, we may experience reduced operating margins, loss of market share and a diminished brand franchise. To remain competitive, we may from time to time make pricing, service or marketing decisions or acquisitions that could affect our financial condition and results of operations. It is possible that our supply channel (distributors and, indirectly, publishers) may enter the market and match our pricing through direct retail centers or that either or both our supply channel and traditional college bookstores may enter the online commerce market as our competitors. It is also possible that companies that control access to transactions through network access or web browsers could promote our competitors or charge us a substantial fee for inclusion. As Internet use becomes increasingly prevalent, it is possible that the full text of books we offer for sale will be available for viewing on the web or on other electronic devices such as virtual textbooks. If virtual textbooks become a reality and students rely on them in lieu of purchasing hard copies of textbooks, our business may decline.

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

If We Are Unable to Adapt as Internet Technologies and Customer Demands Continue to Evolve, Our Services and Products Could Become Less Desirable.

      The satisfactory performance, reliability and availability of our website, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. An unanticipated dramatic increase in the volume of traffic on our website or the number of orders placed by our customers may force us to expand and upgrade our technology, transaction-processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or timely expand and upgrade our systems and infrastructure to accommodate such increases. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used in our Internet products and services and introducing new technology to address the changing needs of our business and customers. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or business and customer requirements, our business could be harmed.

As an Internet-Based Retailer, We Depend Heavily on Our Information Technology Infrastructure and Our Operations Could be Jeopardized by Any System Failure or Inadequacy.

      Our operations are dependent on our ability to maintain our computer and communications software and equipment in effective working order and to protect our systems against damage from fire, natural disaster, power loss, communications failure or similar events. In addition, the growth of our customer base may strain or exceed the capacity of our computer and communications systems and lead to degradations in performance or systems failure. Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We use an internally developed system for our website, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping.

      Substantially all of our computer and communications hardware and software systems are located at a single facility in Sterling, Virginia. That facility is owned, maintained and serviced by Qwest Communications. Although we own and maintain our hardware and software systems, including the software which is central to the sales, ordering and shipping processes, we rely on Qwest to ensure our computer and communications hardware and software operate efficiently and continuously. We do not presently have fully redundant systems or a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Any damage, failure or delay that causes interruptions in our system operations could have a material adverse effect on our business.

      In addition to our offsite software and hardware related to our website, at our headquarters we maintain a local area network, or LAN, which we use for our financial reporting systems, customer service operations, monitoring of our customer orders, e-mails and other internal processes. Any loss of service or other failure of this LAN, regardless of the availability of our website, would significantly impair our ability to service our customers and monitor and fulfill customer orders, which could have a material adverse effect on our business.

      The failure of either our website or our LAN or any other systems interruptions that results in unavailability of our website or reduced order fulfillment performance, especially during our peak sales period of July/ August/ September, could result in negative publicity or could reduce the volume of goods sold and attractiveness of our website and would seriously impair our ability to service our customers’ orders, all of which could negatively affect our revenues. Because our servers are located at a third-party’s facility and because some of the reasons for a systems interruption may be outside of our control, we also may not be able to exercise sufficient control to remedy the problem quickly or at all. Regardless of whether we or a third-party controls or creates system failure, the occurrence of system failure could adversely affect our reputation, seriously harm our business and cause us to lose a significant and disproportionate amount of revenues.

Concerns About Security on the Internet May Reduce the Use of Our Website and Impede Our Growth.

      A significant barrier to confidential communications over the Internet has been the need for security. We rely on SSL encryption technology to prevent the misappropriation of customer credit card data during the transaction process. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. A failure to adequately control fraudulent credit card transactions could reduce our collections and harm our business. Internet usage could decline if any well-publicized compromise of security occurred. Our site could be particularly affected by any such breach because our online commerce model requires the entry of confidential customer ordering, purchasing and delivery data over the Internet, and we maintain a database of this historical customer information. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a medium for commerce. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our website or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer or company information or cause interruptions in our operations. We may incur significant costs to protect against the threat of such security breaches or to alleviate problems caused by these breaches.

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

As Internet Technology and Regulation Advances, We May Not Be Able to Protect Our Domain Names.

      We currently hold various Internet domain names relating to our brand, including the “VarsityBooks.com” domain name. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the generic category of domain names (i.e., .com, .net and .org) is now controlled by a non-profit corporation, which may create additional top-level domains. Requirements for holding domain names have also been affected. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could harm our business.

Some States May Impose a New Sales Tax on Our Business.

      A 1992 Supreme Court decision held that the Commerce Clause of the United States Constitution limits a state’s ability to impose a sales or use tax collection responsibility on an out-of-state vendor unless such vendor maintains a physical presence, i.e., substantial nexus, in the taxing state. Based on this Supreme Court decision, we have determined that we do not have a substantial nexus in several jurisdictions where our products are received by customers, and, therefore, do not collect or remit sales or use tax in such jurisdictions. Because the scope of the 1992 Supreme Court decision is unclear, states may challenge our determination of substantial nexus. If successful, such challenges could result in significant liabilities for sales and use taxes with a material and adverse effect on our business. We currently collect and remit sales or use tax on all shipments to Illinois, North Carolina, California, Colorado and the District of Columbia. In one of these jurisdictions, we are currently appealing an assessment of sales and use taxes related to audit periods before we began collecting and remitting sales and use taxes in such jurisdiction. There is a risk that our appeal of this assessment will not be successful and may result in additional liabilities for sales and use taxes that could have an adverse effect on our business. An additional state, unrelated to the jurisdictions where we currently collect and remit sales and use taxes, has contacted the Company to inquire about possible exposure for sales and use taxes. As of the date of this form, this state has determined that the Company has no sales tax liability for the audit period in question. The 1992 Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of sales and use taxes by mail-order companies. Congress has from time to time considered proposals for such legislation. We anticipate that any legislative change, if adopted, would be applied on a prospective basis. While there is no case law on the issue, we believe that this analysis could also apply to our online business. Recently, several states and local jurisdictions have expressed an interest in taxing e-commerce companies who do not have any contacts with their jurisdictions other than selling products online to customers in such jurisdictions. The Internet Tax Freedom Act imposed a moratorium on new taxes or levies on e-commerce for a three-year period and originally was due to expire in October 2001. However, Congress has extended the Internet Tax Freedom Act through October 2003. There is no guarantee that Congress will subsequently extend this Act. If the Act is not extended new taxes could result that could have an adverse effect on online commerce, including our business.

Our Executive Officers, Directors and Existing Stockholders, Whose Interests May Differ from Other Stockholders, Have the Ability to Exercise Significant Control Over Us.

      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 53.0% of our outstanding common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions and the power to prevent or cause a change of control. The interests of these stockholders may differ from the interests of our other stockholders.

There May Be No Active Trading Market in Our Common Stock.

      Presently, our common stock is eligible to be traded on the OTC Bulletin Board and we believe that certain broker/dealers are making a market in our common stock. These broker/dealers are under no obligation to make a market and there can be no assurance that they will continue to make such a market or that they will not decide to discontinue making a market without notice to us or our stockholders. Effective with the open of business on March 21, 2001, our common stock was delisted from The Nasdaq National Market. Since we have been delisted from Nasdaq, we cannot assure you that an active trading market for our common stock will continue. If an active trading market for our common stock is not sustained, you may not be able to sell your common stock when you need to do so, or at a price acceptable to you, or even at all.

The Trading Price for Our Common Stock Has Fallen Substantially and This Could Affect Our Ability to Raise Capital and Your Ability to Resell Your Shares At or Above the Price You Paid to Purchase Such Shares.

      The stock market, in general, and the trading prices of shares in public technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced a substantial drop in market price. Indeed, the trading price of our common stock dropped significantly, thereby precipitating our delisting from Nasdaq. We believe that this drop has resulted from many factors, some of which are beyond our control, such as:

•	investor perception of us and online retailing services in general;

•	general economic conditions both in the United States and in foreign countries;

•	our results in operations;

•	adverse business developments;

•	changes in financial estimates by securities analysts; and

•	announcements by our competitors of new products and services.

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

Employees

      As of March 2002, we had approximately 20 employees. We hire temporary employees, particularly at the beginning of the Fall school semester to support our customer service efforts, and contract service providers as necessary. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are good.

Item 2.	Properties

      Our headquarters is located at 1130 Connecticut Avenue, Suite 350, Washington, DC. We currently lease approximately 3,200 square feet pursuant to a lease that is scheduled to expire on November 30, 2002. The Company was previously headquartered at 2020 K Street, N.W. in Washington, D.C. At this previous site, we leased an aggregate of approximately 34,000 square feet pursuant to a lease that was scheduled to expire in February 2003. On March 8, 2001 we terminated the operating lease for this office space located at 2020 K Street, NW, Washington, DC. Under the terms of this settlement, we effectively agreed to pay all rents through March 2001 in addition to a buyout amount for the remaining lease term.

Item 3.	Legal Proceedings

      The Company is a party to various legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse effect on the results of operations or financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock traded on the Nasdaq National Market under the symbol VSTY from February 15, 2000 until March 20, 2001. Beginning on March 21, 2001 our common stock traded on the OTC Bulletin Board under the symbol VSTY.OB. Prior to February 15, 2000, our common stock was not publicly traded. For the period from January 1, 2001 to December 31, 2001, the high and low closing prices per share of our common stock were as follows:

		High	Low

Fiscal Year 2000
First Quarter	(Period from February 15, 2000 to March 31, 2000)	$10.06	$3.50
Second Quarter	(Period from April 1, 2000 to June 30, 2000)	$3.63	$3.78
Third Quarter	(Period from July 1, 2000 to September 30, 2000)	$1.66	$0.81
Fourth Quarter	(Period from October 1, 2000 to December 31, 2000)	$0.84	$0.06
Fiscal Year 2001
First Quarter	(Period from January 1, 2001 to March 31, 2001)	$0.50	$0.19
Second Quarter	(Period from April 1, 2001 to June 30, 2001)	$0.67	$0.19
Third Quarter	(Period from July 1, 2001 to September 30, 2001)	$0.62	$0.32
Fourth Quarter	(Period from October 1, 2001 to December 31, 2001)	$1.20	$0.40

      On March 5, 2002, the closing price per share of our common stock was $0.87 and we had approximately 239 stockholders of record and approximately 3,771 beneficial holders of our common stock.

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

      We have never declared or paid any cash dividends on our common stock. Any decision regarding the declaration of future cash dividends will be made by the Company’s Board of Directors.

      On October 19, 2001 the Company purchased 957,063 previously issued and outstanding shares of Varsity Group, Inc. Common Stock in a privately negotiated transaction.

RECENT SALES OF UNREGISTERED SECURITIES

      None.

Item 6.	Selected Financial Data

      The selected financial data presented below as of and for the fiscal years ended December 31, 1999, 2000 and 2001 have been derived from the Company’s audited consolidated financial statements. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

	Years Ended December 31,

	1998	1999	2000	2001

	(in thousands, except share and per share data)
Statement of Operations Data
Net Sales
Product	$122	$9,673	$24,140	$10,698
Shipping	10	674	1,767	889
Marketing Services	—	212	2,630	892

Total net sales	132	10,559	28,537	12,479

Operating Expenses
Cost of product — related party	115	9,119	21,273	7,931
Cost of shipping — related party	10	909	2,194	656
Equity transactions — related party	798	169	—	—
Cost of marketing services	—	—	385	45
Marketing and sales	536	20,021	23,274	1,728
Product development	627	4,505	4,194	277
General and administrative	593	5,117	7,399	3,843
Non-cash compensation	146	2,578	4,593	816

Total operating expenses	2,825	42,418	63,312	15,296

Loss from operations	(2,693)	(31,859)	(34,775)	(2,817)

Other expense	—	—	(295)	(38)
Interest income, net	4	351	1,046	615

Net loss	(2,689)	(31,508)	(34,024)	(2,240)

Preferred stock dividends	—	1,487	—	—

Net loss applicable to common stockholders	$(2,689)	$(32,995)	$(34,024)	$(2,240)

Net loss per share:
Basic and diluted	$(1.53)	$(14.82)	$(2.41)	$(0.13)

Adjusted (1)		$(4.09)

Weighted average shares:
Basic and diluted	1,755,536	2,226,225	14,103,751	16,644,375

Adjusted (1)		7,702,441

	As of December 31,

	1998	1999	2000	2001

	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$1,481	$7,813	$15,710	$16,811
Working capital	(199)	9,163	15,413	15,616
Total assets	1,746	18,062	19,981	17,597
Total stockholders’ equity	(99)	12,047	17,114	15,899

(1)	Adjusted net loss per share is computed using:

a.	The weighted average number of common shares outstanding, including the pro-forma effects of the conversion of the Company’s Series A, Series B and Series C convertible preferred stock into shares of the Company’s common stock on a one-to-one basis effective upon the closing of the Company’s initial public offering as if such conversion occurred on January 1, 1998 or at the date of original issuance, if later, as well as the impact of the Company’s one-for-two stock split in December 1999.

b.	Adjustments for certain non-cash expenses, including non-cash charges and interest expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Overview

      We are a leading online retailer of new textbooks and educational materials targeting private middle and high schools, colleges and distance and continuing education markets. Through eduPartners, our program serving schools and organizations directly, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience and value to their students by outsourcing to us the sale of new textbooks and other learning materials.

      We were incorporated in December 1997 and began offering books for sale on our website on August 10, 1998. For the period from inception through August 9, 1998, our primary activities consisted of:

•	developing our business model;

•	establishing, negotiating and consummating a relationship with our supplier, Baker & Taylor;

•	initial planning and development of our website;

•	developing our information systems infrastructure;

•	developing our marketing plans; and

•	establishing finance and administrative functions.

      Since the launch of our website, we have continued these activities and have also focused on increasing sales, expanding our product and service offerings, improving the efficiency of our order and fulfillment process, recruiting and training employees, enhancing finance and administrative functions and increasing customer service operations and the depth of our management team to help implement our growth strategy.

      We began to generate sales when we launched our website in August 1998. To date, our revenues have consisted primarily of sales of new textbooks. Our original sales model focused on building a broad consumer brand offering promotions and deeply discounted textbook prices to entice college students visit our website and purchase their textbooks from us.

      In January 1999 we created eduPartners, whereby we became the exclusive provider of new books and learning materials to a variety of learning institutions. This program is a cost-effective model that enables us to increase the number of customers to our website and generate book sales that does not require the significant marketing and brand building expenses associated with our earlier model. During 2000, we began to focus resources on the growth and development of our eduPartner program and we extended that focus throughout 2001. In quarter ending September 30, 2001, revenues from eduPartners accounted for approximately 97% of our overall sales of books, an increase from the 69% share of total book revenues eduPartners represented during the quarter ending September 30, 2000. We expect eduPartners to remain the primary source of textbook revenues moving forward. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

      The Company has also provided marketing services for other businesses seeking to reach the college and private middle and high school demographics by marketing to students online through its website and on college campuses utilizing a nationwide network of student marketing representatives. During the fourth quarter of fiscal 1999, we began generating revenues from marketing programs. In 2000, for example, we executed marketing campaigns for companies such as AT&T Wireless, Inc., Papa John’s, Inc, Polariod, Inc., Palm, Inc. and Ben & Jerry’s Homemade, Inc. These campaigns were developed to meet the goals of each client. Marketing activities included online marketing, traditional flyering and postering, peer-to-peer marketing, on-campus events, product trial and demonstrations, and sponsorship opportunities.

      During 2001, we made a strategic decision to focus resources on the growth and development of the eduPartners program. We determined that the eduPartners model presented the greatest prospects for long-term growth and shareholder value creation and elected to concentrate the resources and energy of the entire organization on maximizing this opportunity. We completed all outstanding on-campus marketing services contracts during 2001 and ceased new development of on-campus marketing services programs. We anticipate future marketing services revenue will likely represent a relatively small percentage of textbook revenues and will be focused on delivering online solutions compatible with our target eduPartners market.

      Revenues from our marketing programs are recognized straight-line over the contract term, provided that no significant performance obligations remain and the collection of the related receivable is probable. Costs associated with our marketing programs are recognized as incurred.

      Throughout 2001, our business priorities, focus and resources have adapted to meet the changing market dynamics and economic realities. We have successfully lowered overall expenses and increased the margins of our retail book business to accelerate our path to profitability. In addition, we made significant reductions in the marketing and sales overhead expenses associated with our business. As a result, during the three months ending September 30, 2001, we recorded the first profitable fiscal period in our history, posting over $1 million in net operating profits. We also recognized positive cash flows from operations of $0.4 million for the year ended December 31, 2001.

      Although our margins have increased and our overall expenses have been lowered significantly, our ability to reach annual operating profitability depends on our ability to generate and sustain higher net revenues. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues. Therefore we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as an indication of future performance. If we cannot achieve and sustain profitability or positive cash flow from operations, we may be unable to meet our working capital requirements or to obtain additional financing, which would adversely affect our business and my cause us to discontinue operations.

      We have incurred substantial losses in every fiscal year since inception. For the year ended December 31, 2001, we incurred a loss from operations of approximately $2.8 million and positive cash flows from operations of $0.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.8 million and negative cash flows from operations of $27.5 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. As of December 31, 2000 and 2001 we had accumulated deficits of approximately $68.2 million and $70.5 million, respectively.

      However, during the three months ending September 30, 2001, the Company recorded the first profitable fiscal period in its history with a net profit of approximately $1.0 million in the critical back-to-school textbook buying season. We were also able to record positive cash flows from operations of $0.4 million for the year ended December 31, 2001. Yet, the operating profits from this quarter were not sufficient to reverse the losses recorded in the other three fiscal quarters of 2001, resulting in a net loss of approximately $2.2 million for the year ended December 31, 2001.

      We expect that operating losses and negative cash flows from operations will likely continue until our seasonally critical back-to-school buying season in the third quarter of 2002. Based upon our current cost structure and recent growth levels within the eduPartners program, we believe we are positioned to improve upon the financial performance of 2001. As part of the increased emphasis on eduPartners and lower overhead cost structure, we expect the costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from recent levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our previous levels, we believe, in the aggregate, that this will reduce the historical losses and negative cash flows from our sales of textbooks. We intend to increase spending on the development of eduPartners and relationships with other related businesses. Failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

      We granted options to purchase 2.1 million shares for the year ended December 31, 1999, 0.6 million shares for the year ended December 31, 2000 that have been deemed to be compensatory. There were no options granted during the year ended December 31, 2001 that have been deemed to be compensatory. As a result, we recorded deferred compensation of $5.1 million and $1.8 million during the year ended December 31, 1999 and 2000, respectively.

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

      Furthermore, effective August 24, 1999, Mr. Kuhn was granted an option to purchase 138,052 shares of our common stock at an exercise price of approximately $0.30 per share. The option vests in equal monthly installments over each of the next 48 months assuming Mr. Kuhn remains employed by the Company. Further, on December 17, 1999, we granted to Mr. Kuhn an option to purchase 345,470 of the Company’s fully diluted common stock at an exercise price of $10 per share. We have deemed that the fair value of the underlying stock for the option grants is in excess of the related sales or exercise price. As a result, we recorded deferred compensation of $0.9 million and $1.1 million during August 1999 and December 1999, respectively, for these transactions.

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

      During the year ending December 31, 2001, we sold 666,667 shares of our common stock at a price of $0.001 to members of senior management and our Board of Directors. The shares initially carry a restricted legend which limits their ability to be sold or transferred and is removed in equal increments over a 24 month period, based upon their continued service to the Company. We have deemed that the fair value of the underlying stock for the sale of common stock is in excess of the related sales or exercise price. As a result, we recorded deferred compensation expense of $215,033 associated with this transaction.

      Amortization of deferred compensation is included in non-cash compensation in the accompanying consolidated statements of operations. Non-cash compensation is being charged to operations over the vesting period of the underlying shares and options. Due to staffing reductions during the year ended December 31, 2000, a significant percentage of granted options and the associated deferred compensation outstanding as of

December 31, 1999 were cancelled. There were not a significant number of staffing reductions during 2001 and associated non-cash compensations expense clawback.

 Critical Accounting Policies

      Varsity Group’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see note 2 in the accompanying consolidated financial statements included in this Annual Report on Form 10-K. Varsity Group does not have any ownership interest in any special purposes entities and does not have any significant related party transactions. Pursuant to recent guidance published by the SEC regarding disclosure about critical accounting policies, we have identified the following accounting policies as critical to the understanding of our results of operations.

Reliance On A Single Supplier

      The Company relies on a single supplier as its current sole provider of textbooks, fulfillment and shipping services. While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by the current supplier could materially harm the business. The controlling shareholder of this supplier was a 13% owner of the Company’s common stock at December 31, 2001.

      Substantially all of the Company’s computer and communications hardware and software systems are located at a single facility that is owned, maintained and serviced by a third party. Any damage, failure or delay that causes interruptions in the Company’s systems operations could materially harm the Company’s business.

Revenue Recognition

      The Company recognizes revenue from textbook sales, including sales under the Company’s partnership program, net of any discounts and coupons, when the textbooks are received by its customers. The Company takes title to the textbooks sold upon transfer to the shipper and assumes the risks and rewards of ownership including the risk of loss for collection. The Company does not function as an agent or broker for its supplier. Outbound shipping charges are included in net sales. The Company provides allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. To date, the Company’s revenues have consisted primarily of sales of new textbooks. The Company has also generated revenues through the sale of general interest books, banner advertisements and marketing service agreements. Revenues from our marketing programs are recognized straight-line over the contract term, provided that no significant performance obligations remain and the collection of the related receivable is probable. Costs associated with our marketing programs are recognized as incurred.

  Years Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

      Net sales decreased to $12.5 million for the year ended December 31, 2001 from $28.5 million for year ended December 31, 2000, from lower textbook and marketing services revenues as a result of our focus on the growth and development of our eduPartners program. Book revenues in our eduPartners program increased to approximately $9.3 million for the year ended December 31, 2001 from approximately $7.3 million for the year ended December 31, 2000. The decrease in overall revenues is attributed largely to a sharp reduction in revenues from our original mass-market college targeted textbook sales model. This reduction was largely attributed to our focused growth from our eduPartners program and the elimination of significant national marketing expenditures and promotions historically expended to drive college students to our website.

      Marketing services revenues decreased to $0.9 million for the year ended December 31, 2001 from $2.6 million for the year ended December 31, 2000. The majority of revenues recognized in 2001 were associated with contracts signed during 2000. No new marketing services contracts with an aggregate contact amount greater than $100,000 were signed during the last six months of 2001. We anticipate marketing services revenues in the future with remain a small percentage of textbook revenues and will be focused on delivering online solutions compatible with our target eduPartners market.

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

Operating Expenses

  Cost of Product — Related Party (Baker & Taylor)

      Cost of product — related party consists of the cost of products sold to customers. Cost of product — related party decreased to $7.9 million for the year ended December 31, 2001 from $21.3 million for year ended December 31, 2000. This decrease was primarily attributable to our decreased sales volume. We expect that cost of product — related party will increase in absolute dollars as eduPartners and our customer base expands.

  Cost of Shipping — Related Party (Baker & Taylor)

      Cost of shipping — related party consists of outbound shipping. Cost of shipping decreased to $0.7 million for the year ended December 31, 2001 from $2.2 million for year ended December 31, 2000. This decrease was primarily attributable to our decreased sales volume. Also, for the year ended December 31, 2001, shipping revenue exceeded cost of shipping — related party by $0.2 million or 36%. For the year ended December 31, 2000, cost of shipping — related party actually exceeded shipping revenue by $0.4 million or 24%. In the fourth quarter of 2000, we increased our shipping rates to ensure that shipping revenue exceeded cost of shipping on most orders and have continued that policy in 2001. While we will continue to offer competitive, value-based shipping prices to our customers, we expect that shipping revenue will continue to exceed cost of shipping in 2002. We recognize this action may negatively impact our ability to aggressively expand eduPartners and our customer base.

      Effective October 1, 1999 we amended the documents governing our relationship with Baker & Taylor. The amendment provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by Baker & Taylor. Effective with the amendment of our agreement with Baker & Taylor on October 1, 1999, we have included in “cost of product — related party” in our statement of operations the cost of purchased books from Baker & Taylor, we included in “shipping — related party” the cost of shipping charges from Baker & Taylor and we included in marketing and sales the cost of other services including website content and customer database management charged from Baker & Taylor.

      Since the effective date of these amendments, these agreements have served to reduce cost of product — related party (Baker & Taylor) as a percentage of revenue and increase marketing and sales expense as a percentage of revenue.

  Cost of Marketing Services

      Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. Cost of marketing services for the year ended December 31, 2001 decreased to approximately $45,000 from $0.4 million for the year ended December 31, 2000. This decrease was primarily attributable to our decreased marketing services revenue.

  Marketing and Sales

      Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in marketing, including the expenses previously associated with the maintenance and development of our nationwide network of student representatives. Marketing and sales expense decreased to $1.7 million for the year ended December 31, 2001 from $23.3 million for the year ended December 31, 2000. This decrease was primarily attributable to the elimination of marketing and brand building expenses associated with the promotion of our original mass-market collegiate textbook sales model, lower sales and marketing expenses associated with our agreement with Baker & Taylor and the elimination of our network of student representatives.

      Advertising expense decreased from $7.0 million for the year ended December 31, 2000 to approximately $30,000 for the year ended December 31, 2001. This decrease was primarily attributable to the elimination of marketing and brand building expenses associated with the promotion of our original mass-market collegiate textbook sales model in 2001. We made similar reductions in the headquarter staffing associated with our consumer marketing effort and management of our student representative network.

      Certain marketing and sales expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as marketing and sales expense and we expect these costs will increase in absolute dollars as we expand grow our business.

      During 2001 we continued to reduce the marketing and sales overhead associated with our business. We focused resources on the growth and development of our eduPartners program. During the first quarter of 2001 we scaled back our network of student representatives to focus more closely on markets and campuses most frequently targeted by our marketing services clients. In the second half of 2001 we evaluated the prospects for continued growth, broader economic factors and the costs associated with maintaining a best-in-class on-campus network of student representatives. Based upon this analysis, we determined the most effective utilization of our resources was to focus on the growth and development of our eduPartners program. Consistent with that decision, we ceased operating and maintaining our student representative network and focused our marketing services efforts on developing opportunities consistent with our on-line eduPartner model. We anticipate future marketing services revenue will focus on online solutions compatible with our eduPartners focus that leverage our website and opt-in customer email database and can be managed internally with existing resources. As a result of these actions and the considerably lower costs associated with marketing and promoting eduPartners, we expect that marketing and sales expense will continue to be lower in absolute dollars than historical levels associated with our original mass-market collegiate textbook sales model and on-campus collegiate marketing services network.

  Product Development

      Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense decreased to $0.3 million for the year ended December 31, 2001 from $4.2 million for year ended December 31, 2000. This decrease was primarily attributable to overall reductions in technology staffing levels, the streamlining and simplification of our website consistent with our eduPartner model and the elimination of booklist development for non-eduPartner schools. We believe that the majority of site features and functionality necessary to support and expand our businesses have been successfully implemented. Based upon our decision to focus resources on the growth and development of our eduPartner program, we made a strategic decision to eliminate the development of detailed “booklists” for non-eduPartners institutions on our site. We anticipate our product development expenses will continue to be lower in absolute dollars than historical levels associated with our original mass-market collegiate textbook sales model and on-campus collegiate marketing services network.

  General and Administrative

      General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $3.9 million for the year ended December 31, 2001 from

$7.4 million for year ended December 31, 2000. This decrease was primarily attributable to reduction in executive and administrative personnel and professional services expenses during 2001. Consistent with efforts taken in other areas of our business, we have worked to reduce the overhead associated with managing and growing our enterprise. During 2001 we renegotiated vendor agreements associated with our previous cost structure and reduced ongoing administrative expenses. Therefore, we expect that general and administrative expenses will continue to be lower in absolute dollars than historical levels associated with our original mass-market collegiate textbook sales model and on-campus collegiate marketing services network.

  Non-Cash Compensation

      Non-cash compensation expense consists of expenses related to the granting of employee options measured based on the intrinsic value of the stock option. Non-cash compensation expense decreased to $0.8 million for the year ended December 31, 2001 from $4.6 million for year ended December 31, 2000. This decrease was primarily attributable to reduction in staffing levels and the cancellation of non-vested employee options for employees who left the Company during 2000 and 2001.

  Other Expense

      During the year ended December 31, 2001 we sold or disposed of certain fixed assets that were no longer critical to the successful execution of our business plan. The disposal of these assets resulted in a loss or expense of approximately $38,000 during the year ended December 31, 2001 compared to a loss of approximately $0.3 million for the year ended December 31, 2000.

  Interest Income, net

      Interest income, net consists of interest income on our cash and cash equivalents and investments, and interest expense attributable to our convertible notes payable. Interest income, net was $0.6 million for the year ended December 31, 2001 compared to $1.0 million for the year ended December 31, 2000. This decrease was primarily attributable to lower interest rates and lower average cash and cash equivalent and short-term investment balances during the year ended December 31, 2001.

  Income Taxes

      As of December 31, 2000 and December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of $54.8 million and $59.2 million, respectively, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. Changes in the ownership of our common stock, as defined in the Internal Revenue Code of 1986, as amended, may restrict the utilization of such carryforwards. See note 10 to our consolidated financial statements.

  Years Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales

      Net sales increased to $28.5 million for the year ended December 31, 2000 from $10.6 million for year ended December 31, 1999, as a result of a much stronger selling season in January/ February of 2000 compared to the similar period in 1999, the expansion of eduPartners and the commencement of our marketing services business. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer. Revenues from our marketing programs are recognized straight-line over the contract term, provided that no significant performance obligations remain and the collection of the related receivable is probable.

Operating Expenses

  Cost of Product — Related Party (Baker & Taylor)

      Cost of product — related party consists of the cost of products sold to customers. Cost of product — related party increased to $21.3 million for the year ended December 31, 2000 from $9.1 million for year ended December 31, 1999. This increase was primarily attributable to our increased sales volume.

  Cost of Shipping — Related Party (Baker & Taylor)

      Cost of shipping — related party consists of outbound shipping. Cost of shipping increased to $2.2 million for the year ended December 31, 2000 from approximately $0.9 million for year ended December 31, 1999. This increase was primarily attributable to our increased sales volume. Also, for the year ended December 31, 2000, cost of shipping — related party exceeded shipping revenue by $0.4 million or 24.2%. As part of our business strategy, we have historically charged a flat rate for shipping, which in many cases was less than our actual costs. In the fourth quarter of 2000, we increased our shipping rates to ensure that shipping revenue exceeded cost of shipping on most orders.

      Effective October 1, 1999 we amended the documents governing our relationship with Baker & Taylor. The amendment provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by Baker & Taylor. Effective with the amendment of our agreement with Baker & Taylor on October 1, 1999, we have included in “cost of product — related party” in our statement of operations the cost of purchased books from Baker & Taylor, we included in “shipping — related party” the cost of shipping charges from Baker & Taylor and we included in marketing and sales the cost of other services including website content and customer database management charged from Baker & Taylor.

      Since the effective date of these amendments, these agreements have served to reduce cost of product — related party (Baker & Taylor) as a percentage of revenue and increase marketing and sales expense as a percentage of revenue.

  Equity Transactions — Related Party (Baker & Taylor)

      Equity transactions — related party consists of the fair value of warrants and the amortization of the excess of the fair value over the cost of common stock issued to Baker & Taylor. During 1998, we issued a warrant to purchase 107,143 shares of our common stock at an exercise price of $2.33 per share in July; a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $0.20 per share in October; and a warrant to purchase up to 53,571 shares of our common stock at an exercise price of $2.33 per share in December. Additional warrants to purchase up to 5,950 and 62,500 shares of our common stock at an exercise price of $2.33 and $0.22 per share, respectively, were issued to Baker & Taylor in 1999. We estimated the fair value of the warrants on the date of grant using an established option pricing model (see note 3 to the accompanying consolidated financial statements). On July 10, 1998, we sold 535,714 shares of our common stock to Baker & Taylor at par value. We subsequently determined that the fair value of the common stock was in excess of the exercise price and sales price. Fair value per share was derived by reference to the preferred stock value since inception — see note 3 to the accompanying consolidated financial statements. We expensed the excess of the fair value of the common stock over its cost, which was approximately $643,000, in July 1998. In connection with all of the Baker & Taylor equity transactions, we recorded an aggregate expense of $169,000 for the year ended December 31, 1999, a decrease from the $798,000 we recorded for such transactions for the year ended December 31, 1998. There we no similar expenses incurred during the year ended December 31, 2000.

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

  Marketing and Sales

      Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in marketing, including the expenses associated with the continued development of our nationwide network of student representatives. Marketing and sales expense increased to $23.3 million for the year ended December 31, 2000 from $20.0 million for year ended December 31, 1999. This increase was primarily attributable to increases in sales and marketing expenses associated with our agreement with Baker & Taylor and increased sales and marketing staffing levels in the first half of the year. Advertising expense decreased to $7.0 million for the year ended December 31, 2000 from $11.4 million for year ended December 31, 1999. This decrease was primarily attributable to the contraction of our online and offline advertising in the second half of 2000. Certain marketing and sales expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as marketing and sales expense and we expect these costs will continue to increase in absolute dollars as we expand grow our business. However, during the fourth quarter of 2000, we made reductions in other marketing and sales overhead associated with our business. We scaled back our network of student representatives to focus more closely on markets and campuses most frequently targeted by our marketing services clients. We reduced or eliminated consumer advertising and marketing budgets targeting the national college market and refocused resources on the continued growth of eduPartners. We made similar reductions in the headquarter staffing associated with our consumer marketing effort and management of our student representative network.

  Product Development

      Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense decreased to $4.2 million for the year ended December 31, 2000 from $4.5 million for year ended December 31, 1999. This decrease was primarily attributable to the capitalization of certain technology development costs associated with feature and functionality enhancements made to our website during 2000, overall reductions in technology staffing levels in the second half of 2000 and the reduction or elimination of booklist development for non-eduPartner schools. We believe that the majority of site features and functionality necessary to support and expand our businesses have been successfully implemented. Based upon observing customer navigation patterns on our site and the related cost-benefit analysis, we made a strategic decision to reduce or eliminate the development of detailed “booklists” for non-eduPartners institutions on our site.

  General and Administrative

      General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased to $7.4 million for the year ended December 31, 2000 from $5.1 million for year ended December 31, 1999. This increase was primarily attributable to the hiring of additional personnel and increased professional services expenses during 2000. Consistent with efforts taken in other areas of our business, we have taken steps to reduce the overhead associated with managing and growing our enterprise. During the second half of 2000 we have reduced headcount, renegotiated vendor agreements and reduced ongoing administrative expenses.

  Non-Cash Compensation

      Non-cash compensation expense consists of expenses related to the granting of employee options measured based on the intrinsic value of the stock option. Non-cash compensation expense increased to $4.6 million for the year ended December 31, 2000 from $2.6 million for year ended December 31, 1999. This increase was primarily attributable to increases in staffing levels during the second half of 1999 and 2000.

  Other Expense

      During the year ended December 31, 2000 we sold or disposed of certain fixed assets that were no longer critical to the successful execution of our business plan. The disposal of these assets resulted in a loss or expense of approximately $0.3 million during the year ended December 31, 2000.

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

 Seasonality

      We have experienced significant seasonality in our results of operations. Due to the academic calendar and the seasonal nature of the textbook industry, our peak selling periods have historically been August/ September and January/ February, when college students return to school and new semesters begin. However, consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, our peak selling period during the year ended December 31, 2001 was the July/ August/ September back-to-school season. During 2001, approximately 81% of our textbook revenues were recognized in this period. We expect this trend to continue as we extend eduPartners’ leadership position in the private middle and high school market. While many private middle and high school institutions have an active book buying season in December/ January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to expand eduPartners more deeply into the college and distance learning markets. This would result in more balanced selling seasons between fall and winter. However, based upon our current eduPartners school mix, we may continue to experience fluctuations in quarterly operating results.

 Liquidity and Capital Resources

      As of December 31, 2001, we had $16.8 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under operating leases, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

      During the year ended December 31, 2001, we generated $0.4 million in cash from operating activities. Net cash used in operating activities was $27.5 million for the year ended December 31, 2000, and $29.4 million the year ended December 31, 1999, consisting primarily of net losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

      During the year ended December 31, 2001, net cash generated from investing activities was $0.8 million. Net cash used in investing activities was $1.4 million for the year ended December 31, 2000, and $2.7 million the year ended December 31, 1999, consisting primarily of purchases of computer equipment, fixtures and furniture, as well as the purchase of a six month certificate of deposit of $0.5 million in 1999.

      Net cash provided by financing activities was $0.2 million, $36.5 million and $38.5 million the years ended December 31, 2001, 2000 and 1999, respectively. Net cash provided by financing activities during the year ended December 31, 2001 consisted primarily of net proceeds of $0.7 million from an outstanding warrant receivable and $0.6 million cash used to purchase treasury shares. Net cash provided by financing activities during the year ended December 31, 2000 consisted primarily of net proceeds of $35.8 million from the issuance of common stock.

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

      We expect that operating losses and negative cash flows from operations will likely continue until our seasonally critical back-to-school buying season in the third quarter of 2002. Based upon our current cost structure and recent growth levels within the eduPartners program, we believe we are positioned to improve upon our financial performance of 2001. As part of our increased emphasis on eduPartners and lower overhead cost structure, we expect the costs and expenses related to brand development, marketing and other promotional activities associated with our traditional retail book business will continue to decrease from recent levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if we continued to spend at or above our previous levels, we believe, in the aggregate, that this will reduce the historical losses and negative cash flows from sales of textbooks. We intend to increase spending on the development of eduPartners and relationships with other businesses. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could harm our results of operations and financial condition.

      We currently anticipate that available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures until such time as annual operating profitability is achieved. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue new business, technology or intellectual property acquisitions or experience net losses that exceed current expectations. Any required additional financing may be unavailable on favorable terms, or at all.

 Recent Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and is applicable to all business combinations initiated after June 30, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against the new criteria and may result in certain intangibles being reclassified to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on our consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. An impairment loss is recognized when the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of the goodwill shall be its new accounting basis. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on our consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective beginning in fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, “ Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of.” However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the company. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Substantially all of our cash equivalents are at fixed interest rates, and, therefore, the fair value of these instruments is affected by changes in market interest rates. However, as of December 31, 2001, all of our cash equivalents mature within three months. As of December 31, 2001, we believe the reported amounts of cash equivalents and short-term investments to be reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal. As of December 31, 2001 we were not subject to any material variable rate indebtedness.

Item 8.      Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Varsity Group Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Varsity Group Inc. and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 6, 2002

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 1999, 2000 and 2001
(in thousands, except share and per share data)

	1999	2000	2001

Net Sales
Product	$9,673	$24,140	$10,698
Shipping	674	1,767	889
Marketing Services	212	2,630	892

Total net sales	10,559	28,537	12,479

Operating Expenses
Cost of product — related party	9,119	21,273	7,931
Cost of shipping — related party	909	2,194	656
Equity transactions — related party	169	—	—
Cost of marketing services	—	385	45
Marketing and sales (including $800, $1,619 and $716 with related party at December 31, 1999, 2000 and 2001 respectively)	20,021	23,274	1,728
Product development	4,505	4,194	277
General and administrative	5,117	7,399	3,843
Non-cash compensation	2,578	4,593	816

Total operating expenses	42,418	63,312	15,296

Loss from operations	(31,859)	(34,775)	(2,817)

Loss on disposal of fixed assets	—	(295)	(38)
Interest income, net
Interest income	418	1,297	619
Interest expense	(67)	(251)	(4)

Interest income, net	351	1,046	615

Net loss	(31,508)	(34,024)	(2,240)
Preferred stock dividends	1,487	—	—

Net loss applicable to common stockholders	$(32,995)	$(34,024)	$(2,240)

Net loss per share (basic and diluted)	$(14.82)	$(2.41)	$(0.13)

Weighted average shares (basic and diluted)	2,226,225	14,103,751	16,644,375

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2000 and 2001
(in thousands, except share and per share data)

	December 31,

	2000	2001

ASSETS
Current assets
Cash and cash equivalents	$15,446	$16,811
Restricted cash	264	—
Short-term investments	480	—
Accounts receivable, net of allowance for doubtful accounts of $236 at December 31, 2000 and $48 at December 31, 2001	1,244	71
Other	715	432

Total current assets	18,149	17,314
Fixed assets, net	1,436	204
Other assets	396	79

Total assets	$19,981	$17,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$910	$222
Deferred revenue	201	—
Other accrued expenses and other current liabilities	436	196
Lease liability	368	—
Taxes payable	821	1,281

Total current liabilities	2,736	1,699
Long-term liabilities	131	—

Total liabilities	2,867	1,699

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2000 and 2001	—	—
Common stock, $.0001 par value, 27,932,927 and 60,000,000 shares authorized, 16,152,218 and 16,871,062 shares issued at December 31, 2000 and 2001, respectively	2	2
Additional paid-in capital	87,287	87,458
Warrant subscription receivable	(707)	—
Notes receivable from stockholders	(124)	—
Deferred compensation	(1,123)	(527)
Accumulated deficit	(68,221)	(70,461)
Treasury Stock, $.0001 par value, 0 and 957,063 shares at December 31, 2000 and 2001 respectively	—	(574)

Total stockholders’ equity	17,114	15,898

Total liabilities and stockholders’ equity	$19,981	$17,597

See accompanying notes to consolidated financial statements.

VARSITY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Years ended December 31, 1999, 2000 and 2001
(in thousands, except share data)

	Series A		Series B		Series C
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Add’l
									Paid-In
Description	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt	Capital

Balance at December 31, 1998	2,071,420	$—	—	$—	—	$—	2,035,714	$—	$2,798
Issuance of common stock							193,409	—	59
Issuance of Series B convertible preferred stock			5,996,306	1					8,552
Conversion of convertible notes to Series B preferred stock			937,500						1,160
Issuance of Series C convertible preferred stock					8,928,571	1			29,895
Issuance of warrants:
Related party									169
AOL warrants									1,208
Convertible Debt									31
Deferred compensation									9,711
Issuance of common stock in exchange for loans to stckhldrs							414,154	—	124
Net loss

Balance at December 31, 1999	2,071,420	—	6,933,806	1	8,928,571	1	2,643,277	1	53,707
Issuance of common stock — IPO							4,035,000	—	35,822
Issuance of common stock — ESPP							71,468	—	104
Issuance of common stock — options exercised							85,594	—	24
Issuance of restricted common stock to stockholder							350,000	—	22
Conversion of convertible preferred stock	(2,071,420)	—	(6,933,806)	(1)	(8,928,571)	(1)	8,966,879	1	1
Issuance of warrants:
AOL									205
Imperial Bank									256
Sallie Mae									2,601
Deferred Compensation									(5,455)
Net Loss

Balance at December 31, 2000	—	—	—	—	—	—	16,152,218	2	87,287
Issuance of common stock — options exercised							52,177		13
Issuance of restricted common stock to stockholder							666,667		215
Purchase treasury stock
Deferred Compensation									(57)
Sallie Mae Warrants
Loan forgiveness
Payment of note receivable
Net loss

Balance at December 31, 2001	—	$—	—	$—	—	$—	16,871,062	$2	$87,458

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes	Warrant
	Rec	Rec and	Deferred	Accum	Treasury
Description	Stkholdr	Other	Comp.	Deficit	Stock	Totals

Balance at December 31, 1998	$—	$—	$(208)	$(2,689)	$—	$(99)
Issuance of common stock						59
Issuance of Series B convertible preferred stock						8,553
Conversion of convertible notes to Series B preferred stock						1,160
Issuance of Series C convertible preferred stock						29,896
Issuance of warrants:
Related party						169
AOL warrants						1,208
Convertible Debt						31
Deferred compensation			(7,133)			2,578
Issuance of common stock in exchange for loans to stckhldrs	(124)					—
Net loss				(31,508)		(31,508)

Balance at December 31, 1999	(124)	—	(7,341)	(34,197)	—	12,047
Issuance of common stock — IPO						35,823
Issuance of common stock — ESPP						104
Issuance of common stock — options exercised						24
Issuance of restricted common stock to stockholder						22
Conversion of convertible preferred stock						—
Issuance of warrants:
AOL						205
Imperial Bank						256
Sallie Mae		(707)				1,894
Deferred Compensation			6,218			763
Net Loss				(34,024)		(34,024)

Balance at December 31, 2000	(124)	(707)	(1,123)	(68,221)	—	$17,114
Issuance of common stock — options exercised						13
Issuance of restricted common stock to stockholder			(215)			—
Purchase treasury stock					(574)	(574)
Deferred Compensation			811			754
Sallie Mae Warrants		707				707
Loan forgiveness	62					62
Payment of note receivable	62					62
Net loss				(2,240)		(2,240)

Balance at December 31, 2001	$—	$—	$(527)	$(70,461)	$(574)	$15,898

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1999, 2000 and 2001
(in thousands)

	1999	2000	2001

Operating activities:
Net loss	$(31,508)	$(34,024)	$(2,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313	1,306	659
Bad debt expense	100	234	(35)
Loss on disposal and abandonment of fixed assets	—	455	529
Non-cash compensation	2,578	3,495	816
Other non-cash charges	227	256	—
Changes in operating assets and liabilities:
Accounts receivable, net	(725)	(852)	1,208
Deferred charges	(1,024)	1,024	—
Other current assets	(4,589)	3,775	283
Accounts payable	826	(572)	(688)
Lease liability	—	368	(368)
Deferred revenue	20	181	(201)
Other accrued expenses and other current liabilities	3,780	(3,377)	(240)
Taxes payable	599	214	460
Other non-current liabilities	93	38	(131)
Other non-current assets	(131)	—	317

Net cash (used in) provided by operating activities	(29,441)	(27,479)	369

Investing activities:
Additions to fixed assets	(2,253)	(1,257)	(18)
Increase in restricted cash	—	(264)	264
Increase in short-term investments, net	(480)	—	480
Proceeds from sale of fixed assets	—	100	62

Net cash (used in) provided by investing activities	(2,733)	(1,421)	788

Financing activities:
Proceeds from issuance of preferred stock	38,447	—	—
Proceeds from issuance of common stock	59	35,823	—
Proceeds from exercise of stock options	—	24	13
Proceeds from employee stock purchase plan	—	104	—
Proceeds from warrant subscription receivable	—	582	707
Purchase of treasury stock	—	—	(574)
Proceeds from line of credit	—	2,500	—
Proceeds from notes receivable from shareholder	—	—	62
Repayment of line of credit	—	(2,500)	—

Net cash provided by financing activities	38,506	36,533	208

Net increase in cash and cash equivalents	6,332	7,633	1,365
Cash and cash equivalents at beginning of period	1,481	7,813	15,446

Cash and cash equivalents at end of period	$7,813	$15,446	$16,811

Supplemental disclosure of cash flow information:
Cash paid for income taxes and interest	$—	$17	$—

Supplemental schedule of non-cash investing and financing activities
Conversion of convertible notes payable to Series B preferred stock	$1,160	$—	$—

Issuance of common stock for note receivable	$124	$—	$—

Deferred charge from issuance of warrants	$1,208	$—	$—

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Basis of Presentation

      Varsity Group Inc. (the “Company”) is an Internet retailer of new textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets. Varsity Group, Inc. was incorporated on December 16, 1997 and launched its website in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly-owned subsidiaries, CollegeImpact.com, Inc. and VarsityBooks.com, LLC (formerly CollegeOps.com LLC), to assist in the overall management of its marketing and retailing activities, respectively.

      The Company is an online retailer of new textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets through its eduPartner program. As an Internet-based retailer of textbooks, the Company uses its website, www.VarsityBooks.com, to sell textbooks and other learning materials to students nationwide. Through eduPartners, the Company partners directly with educational institutions to outsource traditional brick and mortar bookstore operations and sell textbooks and learning materials directly to parents and students via the VarsityBooks.com website. The Company has also provided marketing services for other businesses seeking to reach the college and private middle and high school demographics by marketing to students online through its website and on college campuses utilizing a nationwide network of student marketing representatives. However, during 2001, the Company made a decision to focus resources on the growth and development of on its eduPartners program and largely exited its original mass-market college targeted textbook sales and on-campus marketing services model. The Company anticipates future marketing services revenue will likely represent a small percentage of textbook revenues and will be focused on delivering online solutions compatible with its target eduPartners market.

      In February 2000, the Company completed an initial public offering. Net proceeds to the Company from the initial public offering totaled $36.0 million. Effective upon the closing of the offering, all shares of the Company’s preferred stock converted into 8,966,879 shares of the Company’s common stock.

     Liquidity

      The Company has incurred substantial losses in every fiscal year since inception. For the year ended December 31, 2001, the Company incurred a loss from operations of approximately $2.8 million and positive cash flows from operations of $0.4 million. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $34.8 million and negative cash flows from operations of $27.5 million. For the year ended December 31, 1999, the Company incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. As of December 31, 1999, 2000 and 2001 the Company had accumulated deficits of approximately $34.2 million, $68.2 million and $70.5 million, respectively.

      During the three months ending September 30, 2001, the Company recorded the first profitable fiscal period in its history with a net operating profit of approximately $1.0 million in the critical back-to-school textbook buying season. The Company was also able to record positive cash flows from operations of $0.4 million for the year ended December 31, 2001. However, the operating profits from the three months ending September 30, 2001 were not sufficient to reverse the losses recorded in the other three fiscal quarters of 2001, resulting in a loss of approximately $2.2 million for the year ended December 31, 2001.

      The Company expects that operating losses and negative cash flows from operations will likely continue until its seasonally critical back-to-school buying season in the third quarter of 2002. Based upon its current cost structure and recent growth levels within the eduPartners program, the Company believes it is positioned to improve upon the financial performance of 2001. As part of the increased emphasis on eduPartners and lower overhead cost structure, the Company expects the costs and expenses related to brand development, marketing and other promotional activities associated with its traditional retail book business will continue to

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease from recent levels. Although this is more likely to result in decreased revenues from the sales of new textbooks than would be the case if it continued to spend at or above our previous levels, the Company believes, in the aggregate, that this will reduce the historical losses and negative cash flows from its sales of textbooks. The Company intends to increase spending on the development of eduPartners and relationships with other businesses. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could harm its results of operations and financial condition.

      The Company currently anticipates that available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures until such time as annual operating profitability is achieved. The Company may need to raise additional funds prior to the expiration of such period if, for example, the Company pursues new business, technology or intellectual property acquisitions or experiences net losses that exceed current expectations. Any required additional financing may be unavailable on terms favorable to the Company, or at all.

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

      Accounts receivable consists primarily of amounts due from member institutions of the Company’s partnership program. The Company monitors its accounts receivable balances to assess any collectibility issues. The Company recorded an allowance for potentially uncollectible receivables of $47,582 and $236,437 at December 31, 2001 and 2000, respectively. The Company recorded an allowance for uncollectible receivables of $100,000 at December 31, 1999. The allowance for potentially uncollectible receivables is included as a reduction of accounts receivable in the accompanying consolidated balance sheet. Bad debt expense for the year ending December 31, 1999, 2000 and 2001 was $100,000, $233,821 and $(35,091), respectively. The negative bad debt expense recorded for the year ending December 31, 2001 was attributable to the collection of previously written-off receivables. There were no write-offs for the year ended December 31, 1999. Write-offs for the years ended December 31, 2000 and 2001 totaled $97,384 and $106,159, respectively.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Short-Term Investments

      Short-term investments consist of a certificate of deposit with a maturity date in excess of three months. At December 31, 2000 the market value of the certificate of deposit approximated its cost. There were no short-term investments at December 31, 2001.

     Reliance on Single Supplier

      The Company relies on a single supplier as its current sole provider of textbooks, fulfillment and shipping services (see note 3). While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by the current supplier could materially harm the business. The controlling shareholder of this supplier was a 13% owner of the Company’s common stock at December 31, 2001 (See Notes 3 and 7).

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

     Fixed Assets

      Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Software	18 months
Website development	18 months
Computer equipment	3 years
Furniture and fixtures	5 years

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

     Revenue Recognition

      The Company recognizes revenue from textbook sales, including sales under the Company’s partnership program, net of any discounts and coupons, when the textbooks are received by its customers. The Company takes title to the textbooks sold upon transfer to the shipper and assumes the risks and rewards of ownership including the risk of loss for collection. The Company does not function as an agent or broker for its supplier (See Note 3). Outbound shipping charges are included in net sales. The Company provides allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. To date, the Company’s revenues have consisted primarily of sales of new textbooks. The Company has also generated revenues through the sale of general interest books, banner advertisements and marketing service agreements. Revenues from our marketing programs are recognized straight-line over the contract term, provided that no significant performance obligations remain and the collection of the related receivable is probable. Costs associated with our marketing programs are recognized as incurred.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Marketing and Sales

      The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” As such, the Company expenses the cost of communication advertising as incurred. Advertising expense was approximately $11.4 million, $7.0 million and approximately $30,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

      Payments to partnership program schools are accrued as the related revenue is earned. Such amounts are included as a component of marketing and sales expense in the accompanying consolidated statements of operations. The Company recognized an expense of approximately $51,000, $397,000 and $310,000 for payments earned by partnership program schools for the year ended December 31, 1999, 2000 and December 31, 2001, respectively.

     Product Development

      Product development expenses consist principally of payroll and related expenses for systems personnel and consultants. In the year ended December 31, 2001, all product development costs were expensed as incurred due to the short useful life of those improvements. During the year ended December 31, 2000, approximately $623,000 of certain website development costs were capitalized. During the second quarter of 2001 the unamortized balance of $113,429 was written off as the capitalized website development costs were no longer critical to support the business. However, these costs were scheduled to be fully amortized by September 30, 2001, therefore resulting in no additional expense for the year ending December 31, 2001.

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

     Recent Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and is applicable to all business

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combinations initiated after June 30, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against the new criteria and may result in certain intangibles being reclassified to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on our consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. An impairment loss is recognized when the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of the goodwill shall be its new accounting basis. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on our consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective beginning in fiscal year 2002. SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to recognition and measurement of long-lived asset impairment contained in SFAS No. 121, “ Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of.” However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used, whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less costs to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the company. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on our consolidated financial statements.

     Reclassifications

      Certain prior year amounts have been reclassified to conform to fiscal year 2001 presentation. These changes have no impact on previously reported results of operations or shareholders equity.

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

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Effective October 1, 1999, the Company entered into a new Operating Agreement with Baker & Taylor and amended the other agreements governing the Company’s operating relationship with Baker & Taylor. Subject to certain exceptions related to obligations for existing customers, Baker & Taylor has agreed for a period of 18 months not to provide direct-to-customer fulfillment services for any online textbook retailer serving students at colleges and universities, distance learning programs and high schools located in the United States that require students to purchase their textbooks . In return, the Company has agreed to use Baker & Taylor as its principal supplier. The exclusivity is automatically extended each semester to remain at 18 months as long as the Company and Baker & Taylor agree on the amount of inventory Baker & Taylor needs to acquire for the upcoming semester. The agreement provides that Baker & Taylor would provide its services initially for three years, subject to automatic annual extensions after the initial period. The amendment provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including web page content and customer database management. Effective May 16, 2001, the Company modified certain elements of its Operating Agreement with Baker & Taylor regarding service levels and values.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Fixed Assets

      Fixed assets consist of the following at December 31, (in thousands):

	2000	2001

Computer equipment	$1,816	$730
Software	107	68
Website development	623	16
Furniture and fixtures	33	18

	2,579	832
Less: accumulated depreciation	(1,143)	(628)

Fixed assets, net	$1,436	$204

      Depreciation and amortization expense was approximately $313,000, $1.3 million and $659,000 for the years ended December 31, 1999, 2000 and 2001, respectively. For the years ending December 31, 1999, 2000 and 2001 the Company recorded approximately $0, $160,000 and $529,000, respectively, of fixed asset write off expense associated with underutilized assets which were no longer critical to supporting our businesses.

5.     Convertible Notes Payable

      On December 8, 1998, the Company issued unsecured convertible notes due June 8, 2000 totaling $1.35 million and warrants to purchase 144,642 shares of the Company’s common stock under the terms of a Note and Warrant Purchase Agreement. Of these amounts, $500,000 of the convertible notes and 53,571 warrants were issued to a related party — see note 3. Approximately $214,100 of the proceeds from the notes was allocated to the purchase price of the warrants based on the relative fair values of the notes and the warrants. The warrants have an exercise price of approximately $2.33 per share, are exercisable at any time after issuance and expire on December 9, 2003 (see note 7). Debt discount of approximately $214,000 was recorded as a result of the transaction. Total convertible debt was $1.15 million, including $12,000 as a result of the amortization of discount, at December 31, 1998.

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

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense under operating leases was approximately $1.48 million and $0.4 million for the years ended December 31, 2000 and 2001, respectively.

     Legal Proceedings

      The Company is a party to various other legal proceedings and claims incidental to their business. Management does not believe that these matters will have a material adverse effect on the results of operations or financial condition of the Company.

7.     Stockholders’ Equity

     Authorized Capital

      At December 31, 2001, the Company was authorized to issue 20,000,000 shares of preferred stock, $.0001 par value per share, and 60,000,000 shares of common stock, $.0001 par value per share. The Company has designated 2,071,420 shares of the authorized preferred stock as Series A preferred stock, 6,933,806 shares as Series B preferred stock and 9,755,633 shares as Series C preferred stock.

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

      On December 22, 1999, the Company entered into an interactive marketing agreement with ICQ, Inc., a subsidiary of America Online, Inc. or AOL. Pursuant to the agreement, the Company was the exclusive college-targeted commerce partner on the ICQ instant messaging service as well as its website, www.icq.com. In addition, other than ICQ itself, the Company was the exclusive targeted advertiser and marketer of the ICQ service and ICQ.com on U.S. college campuses. The exclusive period of the Company’s relationship was to expire on December 31, 2000. During the term of the Company’s exclusive relationship with ICQ, ICQ could not enter into an agreement with another college-targeted commerce partner but could have accepted noncommerce-related college-targeted content from our specified competitors.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On February 3, 2000, the Company entered into a marketing services agreement and a product promotion agreement with Sallie Mae, Inc. Pursuant to the marketing services agreement, Sallie Mae was to pay the Company $2.0 million over a two year period. In exchange, the Company would develop and execute a marketing plan for Sallie Mae to reach the college market. In addition, the Company, pursuant to the product promotion agreement, would pay Sallie Mae referral fees based on a percentage of any revenue generated by Sallie Mae customers during the term of the arrangement. Sallie Mae would promote the Company’s products to Sallie Mae customers. Sallie Mae would also actively promote the Company’s partnership program to the schools to which it sells and promotes Sallie Mae products. In addition, the Company would be the exclusive textbook retailer on the Sallie Mae website. In exchange, the Company granted Sallie Mae a warrant to purchase up to 616,863 shares of common stock, which represents 3.5% of its aggregate common stock outstanding and reserved for issuance immediately prior to the completion of the Company’s initial public offering, at a price equal to the initial public offering price of $10 per share. Of these shares, 352,493 vested on February 3, 2000 and the remaining 264,370 shares vested over the two-year term of the agreement depending on the number of customer transactions and partnership school referrals Sallie Mae delivers during that period. The Company believed that Sallie Mae would be able to meet the criteria needed to allow it to exercise

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the performance based warrants. As a result, the Company began to record an expense for the warrants from the date of issuance. Initially, the Company recorded a deferred charge during the quarter ended March 31, 2000 of approximately $2.6 million, which was the fair value of the vested portion of the warrant on the date of grant. The fair value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%; volatility of 74%; risk free interest rate of 6.0%; and expected term of 7 years. The deferred charge was to be amortized on a straight-line basis over the two-year life of the agreement. In January 2001, the Company mutually agreed with Sallie Mae to terminate this marketing relationship. Consistent with the terms of the settlement, all warrants issued to Sallie Mae were cancelled as of December 31, 2000.

      No warrants were issued during the year ended December 31, 2001. As of December 31, 2000 and 2001, no warrants had been exercised. Warrants to purchase 455,350 and 417,850 shares of the Company’s common stock were outstanding at December 31, 2000 and 2001, respectively.

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

      Stock option activity was as follows (amounts in thousands, except per share data):

	Number of	Exercise			Weighted Average
	Stock Options	Price			Exercise Price

Outstanding, December 31, 1998	179		–		0.21
Granted	2,112	0.20	–	10.00	4.82
Exercised	(124)	0.20	–	6.04	0.31
Cancelled	(315)	0.20	–	10.00	1.17

Outstanding, December 31, 1999	1,852				5.30
Granted	2,926	0.656	–	10.00	3.44
Exercised	(85)	0.20	–	6.04	0.29
Cancelled	(3,028)	0.20	–	10.00	4.43

Outstanding, December 31, 2000	1,665
Granted	1,933	0.24	–	0.73	0.49
Exercised	(52)	0.20	–	0.344	0.25
Cancelled	(850)	0.20	–	10.00	1.27

Outstanding, December 31, 2001	2,696

      The Company has reserved an additional 1,787,648 shares of its common stock for future option grants. There are 5.5 million shares authorized under the Company’s Stock Option Plan.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options at December 31, 2001.

	Options Outstanding			Options Exercisable

Weighted Avg.
Range of	Number	Remaining	Weighted Avg.	Number	Weighted Avg.
Exercise Price	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

	(thousands)	(years)		(thousands)
$0.24 - $10.00	2,696	9.01	$2.34	831	$3.41

      Options granted during the year ended December 31, 2000, excluding those granted to the Company’s Chief Executive Officer as discussed below, resulted in deferred compensation of $1.8 million. No options were granted during the year ended December 31, 2001 that were deemed to be compensatory and, therefore, no deferred compensation was recorded. The amounts recorded represent the difference between the exercise price and the deemed fair value (prior to the initial public offering the fair value per share was derived by reference to the preferred stock values since inception with ratable increases between preferred stock issuance dates or the NASDAQ or OTC Bulletin Board stock price on the date of issuance following the initial public offering) of the underlying common stock on the date of grant. Amortization of deferred compensation for these options was $1,689,261, $958,366 and $15,548 for the years ended December 31, 1999, 2000, and 2001, respectively, and is included in the accompanying consolidated statements of operations.

      Effective August 1, 1999, the Company sold 207,077 shares of its common stock to Eric Kuhn, its Chief Executive Officer, in exchange for a $62,123 promissory note and 207,077 shares of its common stock to Tim Levy, its Executive Vice President, Development, in exchange for a $62,123 promissory note. The notes bear interest at the Applicable Federal Rate (for December 2000) and are due August 1, 2001. The shares vest at a rate of 40% upon the completion of one year of service with the remaining 60% vesting at the end of the second year. Under the terms of the agreement, none of the shares vest if either is terminated for cause or voluntarily resigns. The shares, however, fully vest prior to the completion of two years of service if (i) either is terminated without cause or (ii) upon certain conditions if a change of control occurs. Mr. Levy’s shares accelerated upon his separation, which was effective March 15, 2000. The Company has established that the fair value of the underlying stock for both the sale of common stock and grant of options was in excess of the exercise price. As a result, the Company recorded deferred compensation of $2.7 million during August 1999. Amortization of deferred compensation was $775,503, $1,650,715 and $232,651 for the years ended December 31, 1999, 2000, and 2001, respectively, and is included in non-cash compensation in the accompanying consolidated statement of operations. Non-cash compensation is being charged to operations over the vesting period of the underlying shares and options. On March 22, 2001, the Company cancelled Mr. Kuhn’s promissory note and forgave the full outstanding balance of $62,123. On August 31, 2001, Mr. Levy paid the Company in full for the outstanding balance and interest associated with his promissory note.

      Effective August 24, 1999, the Company’s Chief Executive Officer was granted an option to purchase 138,052 shares of the Company’s common stock at an exercise price of $0.30 per share. This option vests in equal monthly installments over each of the next 48 months of service. Also, on December 17, 1999, the Company granted to its Chief Executive Officer an option to purchase 345,470 shares of the Company’s common stock at an exercise price of $10 per share. The Company has established that the fair value of the underlying stock for both the sale of common stock and grant of options was in excess of the exercise price. As a result, the Company recorded deferred compensation of $1.9 million during the year ended December 31, 2000. Amortization of deferred compensation expense associated with these transactions for years ended December 31, 1999, 2000 and 2001 was $237,306, $954,894 and $463,770, respectively, and is included in non-cash compensation in the accompanying consolidated statement of operations. Non-cash compensation is being charged to operations over the vesting period of the underlying shares and options.

      On December 21, 2000 the Company sold 350,000 shares of its common stock to its Chief Executive Officer at par value, or $0.0001 per share. The shares initially carry a restricted legend which limits their

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability to be sold or transferred and is removed in equal increments over a 24 month period, based upon the Chief Executive Officer’s continued employment with the Company. The Company has established that the fair value of the underlying stock for both the sale of common stock and grant of options is in excess of the exercise price. As a result, the Company fully amortized $21,840 of deferred compensation expense in the year ended December 31, 2000. This expense is included in non-cash compensation in the general and administrative section in the accompanying consolidated statement of operations.

      During the year ending December 31, 2001, the Company sold 666,667 shares of our common stock at a price of $0.001 to members of senior management and its Board of Directors. The shares initially carry a restricted legend which limits their ability to be sold or transferred and is removed in equal increments over a 24 month period, based upon their continued service to the Company. The Company has established that the fair value of the underlying stock for the sale of common stock is in excess of the related sales or exercise price. As a result, the Company recorded deferred compensation expense of $215,033 associated with this transaction. Amortization of deferred compensation expense associated with these transactions for the year ending December 31, 2001 was $42,313 and is included in non-cash compensation in the accompanying consolidated statement of operations.

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

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	1999	2000	2001

Net loss as reported	$(31,508)	$(34,024)	$(2,240)
Pro forma net loss	(32,185)	(35,731)	(2,782)
Net loss per share as reported, basic and diluted	(14.15)	(2.41)	(0.13)
Pro forma net loss per share, basic and diluted	(14.46)	(2.53)	(0.17)

      The weighted-average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was approximately $6.17, $2.38 and $0.28 respectively, based on the Black-Scholes option pricing model.

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 1999: dividend yield of 0.0%; expected volatility of 74.0%; risk-free interest rate of 6.0%-6.04%; and expected term of 2 to 5 years. The following assumptions were used for grants during the year ended December 31, 2000: dividend yield of 0.0%; expected volatility of 74.0%; risk-free interest rate of 6.0 to 6.4%; expected term of 2 to 5 years. The following assumptions were used for grants during the year ended December 31, 2001: dividend yield of 0.0%; expected volatility of 75.0%; risk-free interest rate of 5.5%; expected term of 2 to 5 years.

      As of December 31, 1999, 2000 and 2001, the weighted average remaining contractual life of the options was 9.6, 8.8 and 9.0 years, respectively.

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

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s convertible debt, which is exchangeable into shares of the Company’s common stock, was outstanding during calendar 1998 and for approximately two months during the year ended December 31, 1999, but was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 179,490 and 301,786 shares, respectively, of common stock were outstanding during 1998 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 1.9 million and 984,088 shares, respectively, of common stock were outstanding during the year ended December 31, 1999 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 1.67 million and 455,350 shares, respectively, of common stock were outstanding during the year ended December 31, 2000 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 2.70 million and 417,850 shares, respectively, of common stock were outstanding during the year ended December 31, 2001 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company’s Series A preferred stock, which was converted into 1,035,706 shares of the Company’s common stock, was outstanding during calendar 1998, 1999 and 2000, but was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company’s Series B and Series C preferred stock, which were converted into 3,466,897 and 4,464,276 shares, respectively, of common stock were outstanding during 1999 and 2000 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

      At December 31, 1999, 2000 and 2001, the Company had net operating loss carryforwards of approximately $29.9 million, $54.8 million, and $59.2 million, respectively, related to federal and state jurisdictions. These net operating loss carryforwards will begin to expire at various times beginning 2018. For federal and state tax purposes, a portion of the Company’s net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	1999	2000	2001

Deferred tax assets:
Net operating loss carryforwards/other carryovers	$12,075	$22,141	$22,673
Financing and start-up costs	231	112	258
Accrued expenses	537	683	474

Total deferred tax assets	12,843	22,936	23,405
Valuation allowance	(12,494)	(23,036)	(23,510)

Net deferred tax assets	349	(100)	(105)

Deferred tax liabilities:
Depreciation and amortization	(80)	100	105
Deferred advertising	(269)	0	0

Total deferred tax liabilities	(349)	100	105

Total net deferred tax assets	$—	$—	$—

11.     Subsequent Events

      None.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

      The information called for by Items 10-13 is incorporated by reference from the Company’s 2002 Annual Meeting of Shareholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

Item 10.     Directors and Executive Officers of the Registrant

Item 11.     Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) 1. Consolidated Financial Statements. The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 of this Form 10-K:

(a)	Report of Independent Accountants

(b)	Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001

(c)	Consolidated Balance Sheets as of December 31, 2000 and 2001

(d)	Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 1999, 2000 and 2001

(e)	Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001

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

Exhibit		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.
3	.2(1)	Amended and Restated By-laws of the Company.
4	.1(1)	Specimen Certificate of the Company’s common stock.
10	.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.
10	.2(1)*	1998 Stock Option Plan.
10	.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

Exhibit		Description

10	.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10	.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999
10	.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10	.7(1)*	Agreement for Eric J. Kuhn.
10	.11(1)*	Employee Stock Purchase Plan.
21	.1(1)	List of Subsidiaries of the Company.
23.1		Consent of PriceWaterhouseCoopers LLP
24		Power of Attorney (included on Signature Page to this report).

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).

*	Indicates a management contract or compensatory plan or arrangement

      (b) Reports on Form 8-K.

      None.

      (c) Exhibits.

      The Company hereby files as part of this Form 10-K the exhibits listed on the Exhibit Index referenced in Item 14(a)(3) above. Exhibits can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Washington, D.C., 20549 and at the Commission’s regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of these documents with the Commission through the Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

      (d) Financial Statement Schedules.

      The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 14(a)(2) above, which is attached hereto.

SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, IN THE CITY OF WASHINGTON, DISTRICT OF COLUMBIA, ON THE TWENTY-SEVENTH DAY OF MARCH, 2002.

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

Signature	Title	Date

/s/ ERIC J. KUHN Eric J. Kuhn	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2002

/s/ JOHN KERNAN John Kernan	Director	March 27, 2002

/s/ ALLEN L. MORGAN Allen L. Morgan	Director	March 27, 2002

/s/ ANDREW OLESZCZUK Andrew Oleszczuk	Director	March 27, 2002

/s/ JAMES S. ULSAMER James S. Ulsamer	Director	March 27, 2002

EXHIBIT INDEX

Exhibit		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.
3	.2(1)	Amended and Restated By-laws of the Company.
4	.1(1)	Specimen Certificate of the Company’s common stock.
10	.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.
10	.2(1)*	1998 Stock Option Plan.
10	.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10	.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10	.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999
10	.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10	.7(1)*	Agreement for Eric J. Kuhn.
10	.11(1)*	Employee Stock Purchase Plan.
21	.1(1)	List of Subsidiaries of the Company.
23.1		Consent of PriceWaterhouseCoopers LLP
24		Power of Attorney (included on Signature Page to this report).

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).

*	Indicates a management contract or compensatory plan or arrangement.