Form 10-Q
period 2002-03-31
VARSITYBOOKS COM INC
filed 2002-05-15
CIK 1069502

UNITED
STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-28977

VARSITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation) 1130 Connecticut Ave., Suite 350 Washington, D.C. (Address of Principal Executive Offices)	54-1876848 IRS Employer (Identification Number) 20036 (Zip Code)

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
DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes           No

     As of May 1, 2002, the registrant had 16,114,416 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2002

INDEX

		Page Number

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed consolidated statements of operations for the	3
	three months ended March 31, 2001 and 2002

	Condensed consolidated balance sheets as of December 31,	4
	2001 and March 31, 2002

	Condensed consolidated statements of cash flows for the	5
	three months ended March 31, 2001 and 2002

	Notes to condensed consolidated financial statements	6

Item 2	Management's Discussion and Analysis of Financial	6
	Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk	10

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	10

Item 2	Changes in Securities	10

Item 3	Defaults Upon Senior Securities	10

Item 4	Submission of Matters to a Vote of Security Holders	10

Item 5	Other Information	10

Item 6	Exhibits and Reports on Form 8-K	10

PART I.
FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Net sales:
Product	$1,135	$703
Shipping	139	82
Marketing services	247	14

Total net sales	1,521	799

Operating expenses	1,011	501
Cost of books – related party Cost of shipping – related party	98	46
Cost of marketing services	25	—
Marketing and sales (including $63 and $38 with related party for three months ended March 31, 2001 and 2002, respectively)	340	301
Product development	136	35
General and administrative	1,212	338
Non-cash compensation	275	100

Total operating expenses	3,097	1,321

Loss from operations	(1,576)	(522)

Other income, net:
Interest income	188	57
Other income	58	—

Other income, net	246	57

Net loss	$(1,330)	$(465)

Net loss per share:
Basic and diluted	$(0.08)	$(0.03)

Weighted average shares:
Basic and diluted	16,154,996	15,973,703

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS

	December 31, 2001	March 31, 2002

		(unaudited)
Current assets:
Cash and cash equivalents	$16,811	$13,543
Short-term investments	—	3,000
Accounts receivable, net of allowance of doubtful accounts of $48 at December 31, 2001 and $34 at March 31, 2002	71	81
Other current assets	432	373

Total current assets	17,314	16,997
Fixed assets, net	204	154
Other assets	79	45

Total assets	$17,597	$17,196

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222	$208
Other accrued expenses and other current liabilities	196	157
Sales taxes payable	1,281	1,288

Total current liabilities	1,699	1,653
Long-term liabilities	—	—

Total liabilities	1,699	1,653

Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2001 and March 31, 2002	—	—
Common stock: $.0001 par value, 60,000,000 shares authorized, 16,871,062 and 17,071,479 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	2	2
Additional paid-in capital	87,458	87,600
Deferred compensation	(527)	(559)
Accumulated deficit	(70,461)	(70,926)
Treasury Stock, $.0001 par value, 957,063 shares at December 31, 2001 and March 31, 2002	(574)	(574)

Total stockholders’ equity	15,898	15,543

Total liabilities and stockholders’ equity	$17,597	$17,196

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Operating activities:
Net loss	$(1,330)	$(465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	60
Bad debt expense	(74)	(11)
Loss on disposal of fixed assets and write off of underutilized assets	(58)	—
Non-cash compensation	336	100
Changes in operating assets and liabilities:
Accounts receivable, net	893	1
Prepaid marketing	5	—
Other current assets	242	59
Accounts payable	(488)	(14)
Lease liability	(368)	—
Deferred revenue	50	—
Other accrued expenses and other current liabilities	(290)	(41)
Taxes payable	2	7
Other non-current liabilities	(131)	—
Other non-current assets	53	34

Net cash used in operating activities	(873)	(270)

Investing activities:
Additions to fixed assets	—	(10)
Increase in short-term investments	—	(3,000)
Proceeds from sale of fixed assets	58	—

Net cash provided by / (used in) investing activities	58	(3,010)

Financing activities:
Proceeds from exercise of stock options	7	12
Proceeds from warrant subscription receivable	707	—

Net cash provided by financing activities	714	12

Net decrease in cash and cash equivalents	(101)	(3,268)
Cash and cash equivalents at beginning of period	15,710	16,811

Cash and cash equivalents at end of period	$15,609	$13,543

Supplemental disclosure of cash flow information:
Cash paid for income taxes and interest	$16	$—

See accompanying notes to consolidated financial statements

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Operations

Varsity Group Inc. (the “Company”) is an Internet retailer of new textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets. Varsity Group Inc. was incorporated on December 16, 1997 and launched its website in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly-owned subsidiaries, CollegeImpact.com, Inc. and VarsityBooks.com, LLC to assist in the overall management of its marketing and retailing activities, respectively.

The Company is an online retailer of new textbooks and educational materials, targeting private middle and high schools, small colleges and distance and continuing education markets through its eduPartner program. As an Internet-based retailer of textbooks, the Company uses its website, www.VarsityBooks.com, to sell textbooks and other learning materials to students nationwide.

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

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Operating results for the interim periods are not necessarily indicative of results for an entire year.

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

Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and other reports and filings made with the Securities and Exchange Commission.

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

Presently, we are the exclusive new textbook supplier for approximately 120 educational institutions in our eduPartners program. At these institutions we are endorsed as the school’s official bookstore and gain direct access and exposure to their students. Benefits of this business model include significantly lower marketing and customer acquisition costs than our historical college-focused retail book business, greater sales visibility, higher margins and attractive sell-through or penetration per school account. We are able to reduce the overhead associated with textbook sales because we do not maintain individual on-site stores and we outsource our ordering, inventory, warehousing and fulfillment needs with Baker & Taylor, a leading distributor of books, videos and music products. In addition to providing new textbooks at competitive prices, we are committed to providing top quality customer service and account management support.

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

Throughout 2001, our business priorities, focus and resources adapted to meet the changing market dynamics and economic realities. We successfully lowered overall expenses and increased the margins of our retail book business to accelerate our path to profitability. In addition, we made significant reductions in the marketing and sales overhead expenses associated with our business. As a result, during the three months ending September 30, 2001, we recorded the first profitable fiscal period in our history, posting over $1 million in net operating profits. We also recognized positive cash flows from operations of $0.4 million for the year ended December 31, 2001.

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

During the three months ending March 31, 2002 the Company reported a net loss of approximately $0.5 million, down from a net loss of $1.3 million for the same period in 2001. Cash used in operating activities during the three months ending March 31, 2002 was approximately $0.3 million, down from $0.9 million for the three months ending March 31, 2001.

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

Three Months Ended March 31, 2002
compared to
Three Months Ended March 31, 2001

Net Sales

Net sales decreased to $0.8 million for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2001. This decrease was primarily attributable to the Company’s focus on building core revenues within the eduPartners program. Consistent with this eduPartner focus, the Company significantly reduced marketing expenditures for non-eduPartner sales, resulting in a decrease in traditional retail textbook sales and marketing services revenues. Revenues from our core eduPartners program increased to over $0.6 million for the three months ending March 31, 2002 from approximately $0.4 million for the same period in 2001. Marketing services revenue totaled $14,000 for the three months ended March 31, 2002, a decrease from the $247,000 recognized in the same period in 2001. This decrease was attributable to our decision to close our on-campus marketing services business. No new significant marketing services contracts were signed during the three months ending March 31, 2002.

Operating Expenses

Cost of Books — Related Party (Baker & Taylor). Cost of books — related party consists of the cost of books sold to customers. Cost of books-related party decreased to approximately $0.5 million for the three months ended March 31, 2002 from $1.0 million for the three months ended March 31, 2001. This decrease was primarily attributable to our decreased sales volume.

Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping to the customer. Cost of shipping decreased to approximately $46,000 for the three months ended March 31, 2002 from approximately $0.1 million for the three months ended March 31, 2001. This decrease was primarily attributable to our decreased sales volume.

Cost of Marketing Services— Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. We did not incur any marketing services costs during the three months ended March 31, 2002. This decrease from approximately $25,000 for the three months ended March 31, 2001 was attributable to lack of any on-campus marketing programs .

Marketing and Sale — Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses such as the amortization of deferred compensation for personnel engaged in marketing and expansion of eduPartners. Marketing and sales expense was $0.3 million for the three months ended March 31, 2002 , consistent with expenses of $0.3 million for the three months ended March 31, 2001.

Product Development — Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense decreased to approximately $35,000 for the three months ended March 31, 2002 from $0.1 million for the three months ended March 31, 2001. This decrease was primarily attributable to decreased web development, consulting and personnel costs between periods.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $0.3 million for the three months ended March 31, 2002 from $1.2 million for the three months ended March 31, 2001. This decrease was primarily attributable to decreased personnel and professional services expenses between years.

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to the granting of employee options and restricted stock grants measured based on the intrinsic value of the stock option or grant. Non-cash compensation expense decreased to $0.1 million for the three months ended March 31, 2002 from $0.3 million for the three months ended March 31, 2001. This decrease was primarily attributable to lower amortized compensation expense for options issued before the Company’s initial public offering. Non-cash compensation expense is amortized based upon an accelerated expense schedule, resulting in higher than average expenses in the early years and lower than average expenses in the later years.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $57,000 for the three months ended March 31, 2002 compared to $0.2 million for the three months ended March 31, 2001. Interest income decreased largely due to lower rates of return compared to the previous period.

Income Taxes

As of March 31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $60 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the three months ended March 31, 2002, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.

Liquidity and Capital Resources

As of March 31, 2002, we had $16.5 million of cash, cash equivalents and short term investments. As of that date, our principal commitments consisted of obligations outstanding, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was $0.3 million for the three months ended March 31, 2002 compared to $0.9 million net cash used in operations for the three months ended March 31, 2001. This decrease was largely attributable to reduced operating losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2002 compared to net cash provided by investing activities of $58,000 for the three months ended March 31, 2001. This increase was largely to purchase of high-grade short-term investments.

Net cash provided by financing activities was $12,000 for the three months ended March 31, 2002 and $0.7 million the three months ended March 31, 2001. Net cash provided by financing activities during the three months ending March 31, 2001, consisted primarily of net proceeds from the exercise of employee stock options. Net cash provided by financing activities during the three months ending March 31, 2002, consisted primarily of net proceeds from warrant subscription receivables.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at March 31, 2002, the change to the Company’s interest sensitive assets and liabilities would have an immaterial effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

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
None

(b) Reports on Form 8-K None
None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2002	Varsity Group Inc.

By: /s/ Jack M. Benson

Jack M. Benson
Chief Financial Officer