Form 10-Q
period 2002-06-30
VARSITYBOOKS COM INC
filed 2002-08-14
CIK 1069502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2002
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the transition period from ______to ______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No______

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes______No______

     As of August 1, 2002, the registrant had 16,116,916 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2002

INDEX

		Page Number
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed consolidated statements of operations for the	3
	three and six months ended June 30, 2001 and 2002

	Condensed consolidated balance sheets as of December 31,	4
	2001 and June 30, 2002

	Condensed consolidated statements of cash flows for the	5
	six months ended June 30, 2001 and 2002

	Notes to condensed consolidated financial statements	6

Item 2.	Management’s Discussion and Analysis of Financial	6
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

PART I.
FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net sales:
Product	$334	$303	$1,469	$1,006
Shipping	37	34	176	116
Marketing services	516	—	763	14

Total net sales	887	337	2,408	1,136

Operating expenses
Cost of books – related party	253	188	1,264	689
Cost of shipping – related party	27	42	125	88
Cost of marketing services	14	—	39	—
Marketing and sales (including $38 and $55 with related party for three and six months ended June 30, 2002, respectively)	206	278	546	579
Product development	77	43	213	78
General and administrative	1,231	329	2,443	667
Non-cash compensation	208	113	483	213

Total operating expenses	2,016	993	5,113	2,314

Loss from operations	(1,129)	(656)	(2,705)	(1,178)

Other income, net:
Interest income	181	112	369	169
Other income	(6)	252	52	252

Other income, net	175	364	421	421

Net loss	$(954)	$(292)	$(2,284)	$(757)

Net loss per share:
Basic and diluted	$(0.06)	$(0.02)	$(0.14)	$(0.05)

Weighted average shares:
Basic and diluted	16,438,652	16,115,231	16,297,607	16,045,263

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS

	December 31, 2001	June 30, 2002

		(unaudited)
Current assets:
Cash and cash equivalents	$16,811	$13,433
Short-term investments	—	3,000
Accounts receivable, net of allowance of doubtful accounts of $48 at December 31, 2001 and $3 at June 30, 2002	71	50
Other current assets	432	333

Total current assets	17,314	16,816
Fixed assets, net	204	91
Other assets	79	34

Total assets	$17,597	$16,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222	143
Other accrued expenses and other current liabilities	196	140
Sales taxes payable	1,281	1,292

Total current liabilities	1,699	1,575
Long-term liabilities	—	—

Total liabilities	1,699	1,575

Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2001 and June 30, 2002	—	—
Common stock: $.0001 par value, 60,000,000 shares authorized, 16,871,062 and 17,073,979 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	2	2
Additional paid-in capital	87,458	87,602
Deferred compensation	(527)	(446)
Accumulated deficit	(70,461)	(71,218)
Treasury Stock, $.0001 par value, 957,063 shares at December 31, 2001 and June 30, 2002	(574)	(574)

Total stockholders’ equity	15,898	15,366

Total liabilities and stockholders’ equity	$17,597	$16,941

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2001	2002

Operating activities:
Net loss	$(2,284)	$(757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532	113
Bad debt expense	(51)	(15)
Loss on disposal of fixed assets and write off of underutilized assets	439	—
Non-cash compensation	546	213
Changes in operating assets and liabilities:
Accounts receivable	1,044	36
Other current assets	275	99
Accounts payable	(521)	(79)
Lease liability	(368)	—
Deferred revenue	(187)	—
Other accrued expenses and other current liabilities	(251)	(56)
Taxes payable	177	10
Other non-current liabilities	(131)	—
Other non-current assets	171	45

Net cash used in operating activities	(609)	(390)

Investing activities:
Additions to fixed assets	(16)	(11)
Increase in short-term investments	—	(3,000)
Proceeds from sale of fixed assets	58	11

Net cash provided by / (used in) investing activities	42	(3,000)

Financing activities:
Proceeds from exercise of stock options	13	12
Proceeds from warrant subscription receivable	707	—

Net cash provided by financing activities	720	12

Net decrease in cash and cash equivalents	153	(3,378)
Cash and cash equivalents at beginning of period	15,710	16,811

Cash and cash equivalents at end of period	$15,863	$13,433

Supplemental disclosure of cash flow information:
Cash paid for income taxes and interest	$16	$—

See accompanying notes to consolidated financial statements

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Operations

Varsity Group Inc. (the “Company”) is an Internet retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets. Varsity Group Inc. was incorporated on December 16, 1997 and launched its website in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly-owned subsidiaries, CollegeImpact.com, Inc. and VarsityBooks.com, LLC to assist in the overall management of its marketing and retailing activities, respectively.

The Company is an online retailer of textbooks and educational materials, targeting private middle and high schools, small colleges and distance and continuing education markets through its eduPartners program. As an Internet-based retailer of textbooks, the Company uses its website, www.varsitybooks.com, to sell textbooks and other learning materials to students nationwide.

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

Overview

We are a leading online retailer of textbooks and educational materials targeting private middle and high schools, colleges and distance and continuing education markets. Through eduPartners, our program serving schools and organizations directly, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience and value to their students by outsourcing to us the sale of textbooks and other learning materials.

We were incorporated in December 1997 and began offering books for sale on our website on August 10, 1998. To date, our revenues have consisted primarily of sales of textbooks. In January 1999 we created eduPartners, whereby we became the exclusive provider of new books and learning materials to a variety of learning institutions. This program is a cost-effective model that enables us to increase the number of customers to our website and generate book sales and does not require the significant marketing and brand building expenses associated with our earlier model.

During 2000, we began to focus resources on the growth and development of our eduPartners program and we extended that focus throughout 2001. In the quarter ending September 30, 2001, revenues from eduPartners accounted for approximately 97% of our overall sales of books, an increase from the 69% share of total book revenues eduPartners represented during the quarter ending September 30, 2000. We expect eduPartners to remain the primary source of textbook revenues moving forward. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

Presently, we are the exclusive new textbook supplier for approximately 135 educational institutions in our eduPartners program. This represents a growth of approximately 50% from the 90 institutions we served during calendar year 2001. At these institutions we are endorsed as the school’s official bookstore and gain direct access and exposure to their students. Benefits of this business model include significantly lower marketing and customer acquisition costs than our historical college-focused retail book business, greater sales visibility, higher margins and attractive sell-through or penetration per school account. We are able to reduce the overhead typically associated with textbook sales because we do not maintain individual on-site stores and we outsource our ordering, inventory, warehousing and fulfillment needs with Baker & Taylor, a leading distributor of books, videos and music products. In addition to providing textbooks at competitive prices, we are committed to providing top quality customer service and account management support.

The Company has also provided marketing services for other businesses seeking to reach the college and private middle and high school demographics by marketing to students online through its website and on college campuses utilizing a nationwide network of student marketing representatives. During 2001, we made a strategic decision to focus resources on the growth and development of the eduPartners program. We determined that the eduPartners model presented the greatest prospects for long-term growth and shareholder value creation and elected to concentrate the resources and energy of the entire organization on maximizing this opportunity. We completed all outstanding on-campus marketing services contracts during 2001 and ceased new development of on-campus marketing services programs. We anticipate future marketing services revenue, if any, will likely represent a relatively small percentage of textbook revenues and will be focused on delivering solutions compatible with our target eduPartners market. Revenues from our marketing programs are recognized straight-line over the contract term, provided that no significant performance obligations remain and the collection of the related receivable is probable. Costs associated with our marketing programs are recognized as incurred.

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

We have incurred losses in every fiscal year since inception. For the year ended December 31, 2001, we incurred a loss from operations of approximately $2.8 million and positive cash flows from operations of $0.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.8 million and negative cash flows from operations of $27.5 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. As of December 31, 2000 and 2001 we had accumulated deficits of approximately $68.2 million and $70.5 million, respectively.

However, during the three months ending September 30, 2001, the Company recorded the first profitable fiscal period in its history with a net profit of approximately $1.0 million in the critical back-to-school textbook buying season. We also achieved positive cash flows from operations of $0.4 million for the year ended December 31, 2001. The operating profits from this quarter were not sufficient to reverse the losses recorded in the other three fiscal quarters of 2001, resulting in a net loss of approximately $2.2 million for the year ended December 31, 2001.

During the six months ending June 30, 2002 the Company reported a net loss of approximately $0.8 million, down from a net loss of $2.3 million for the same period in 2001. Cash used in operating activities during the six months ending June 30, 2002 was approximately $0.4 million, down from $0.6 million for the six months ending June 30, 2001.

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

Three Months Ended June 30, 2002
compared to
Three Months Ended June 30, 2001

Net Sales

Net sales decreased to $0.3 million for the three months ended June 30, 2002 from $0.8 million for the three months ended June 30, 2001. This decrease was primarily attributable to the Company’s focus on building core revenues within the eduPartners program. Consistent with this eduPartners focus, the Company significantly reduced marketing expenditures for non-eduPartners sales, resulting in a decrease in traditional retail textbook sales and marketing services revenues. There were no marketing services revenues recognized during the three months ended June 30, 2002, a decrease from the $516,000 recognized in the same period in 2001. This decrease was attributable to our decision to close our on-campus marketing services business. No new marketing services contracts were signed during the three months ending June 30, 2002.

Operating Expenses

Cost of Books — Related Party (Baker & Taylor). Cost of books — related party consists of the cost of books sold to customers. Cost of books-related party decreased to approximately $0.2 million for the three months ended June 30, 2002 from $0.3 million for the three months ended June 30, 2001. This decrease was primarily attributable to our decreased sales volume.

Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping to the customer. Cost of shipping increased to approximately $42,000 for the three months ended June 30, 2002 from approximately $29,000 for the three months ended June 30, 2001.

Cost of Marketing Services— Cost of marketing services includes personnel costs associated with the implementation of our on-campus marketing programs and other directly identifiable costs associated with our online advertising and on-campus promotions. We did not incur any marketing services costs during the three months ended June 30, 2002. This decrease from approximately $14,000 for the three months ended June 30, 2001 was attributable to lack of any on-campus marketing programs.

Marketing and Sales — Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in marketing and the expansion of eduPartners. Marketing and sales expense was $0.3 million for the three months ended June 30, 2002 , a nominal decrease from $0.2 million for the three months ended June 30, 2001.

Product Development — Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense decreased to approximately $43,000 for the three months ended June 30, 2002 from $77,000 for the three months ended June 30, 2001. This decrease was primarily attributable to decreased web development, consulting and personnel costs between periods.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $0.3 million for the three months ended June 30, 2002 from $1.2 million for the three months ended June 30, 2001. This decrease was primarily attributable to non-recurring charges taken during 2001 for fixed asset write off expense associated with underutilized assets and lease buyout expenses.

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to the granting of employee options and restricted stock grants measured based on the intrinsic value of the stock option or grant. Non-cash compensation expense decreased to $0.1 million for the three months ended June 30, 2002 from $0.2 million for the three months ended June 30, 2001. This decrease was primarily attributable to lower amortized compensation expense for options issued before the Company’s initial public offering. Non-cash compensation expense is amortized based upon an accelerated expense schedule, resulting in higher than average expenses in the early years and lower than average expenses in the later years.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $0.4 million for the three months ended June 30, 2002 compared to $0.2 million for the three months ended June 30, 2001. Interest income decreased to $112,000 for the three months ended June 30, 2002 from $181,000 for the three months ended June 30, 2001 largely due to lower rates of return compared to the previous period. During the three months ended June 30, 2002, the Company received a $252,000 payment for a prepaid marketing balance that was previously written off as uncollectable.

Income Taxes

As of June 30, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $60 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the three months ended June 30, 2002, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.

Six Months Ended June 30, 2002
compared to
Six Months Ended June 30, 2001

Net Sales

Net sales decreased to $1.1 million for the six months ended June 30, 2002 from $2.4 million for the six months ended June 30, 2001. This decrease was primarily attributable to the Company’s focus on building core revenues within the eduPartners program. Consistent with this eduPartners focus, the Company significantly reduced marketing expenditures for non-eduPartners sales, resulting in a decrease in traditional retail textbook sales and marketing services revenues. There were $14,000 of marketing services revenues recognized during the six months ended June 30, 2002, a decrease from the $0.8 million recognized in the same period in 2001. This decrease was attributable to our decision to close our on-campus marketing services business. No new significant marketing services contracts were signed during the six months ending June 30, 2002.

Operating Expenses

Cost of Books — Related Party (Baker & Taylor). Cost of books — related party consists of the cost of books sold to customers. Cost of books-related party decreased to approximately $0.7 million for the six months ended June 30, 2002 from $1.3 million for the six months ended June 30, 2001. This decrease was primarily attributable to our decreased sales volume.

Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping to the customer. Cost of shipping increased to approximately $88,000 for the six months ended June 30, 2002 from approximately $125,000 for the six months ended June 30, 2001. This decrease was primarily attributable to our decreased sales volume.

Cost of Marketing Services— Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. We did not incur any marketing services costs during the six months ended June 30, 2002. This decrease from approximately $39,000 for the six months ended June 30, 2001 was attributable to lack of any on-campus marketing programs.

Marketing and Sales — Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in marketing and the expansion of eduPartners. Marketing and sales expense was $0.6 million for the six months ended June 30, 2002 , a nominal increase from $0.5 million for the six months ended June 30, 2001.

Product Development — Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense decreased to approximately $78,000 for the six months ended June 30, 2002 from $0.2 million for the six months ended June 30, 2001. This decrease was primarily attributable to decreased web development, consulting and personnel costs between periods.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $0.7 million for the six months ended June 30, 2002 from $2.4 million for the six months ended June 30, 2001. This decrease was primarily attributable to non-recurring charges taken during 2001 for fixed asset write off expense associated with underutilized assets and lease buyout expenses.

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to the granting of employee options and restricted stock grants measured based on the intrinsic value of the stock option or grant. Non-cash compensation expense decreased to $0.2 million for the six months ended June 30, 2002 from $0.5 million for the six months ended June 30, 2001. This decrease was primarily attributable to lower amortized compensation expense for options issued before the Company’s initial public offering. Non-cash compensation expense is amortized based upon an accelerated expense schedule, resulting in higher than average expenses in the early years and lower than average expenses in the later years.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $0.4 million for the six months ended June 30, 2002, consistent with the $0.4 million recognized for the six months ended June 30, 2001. Interest income decreased to $0.2 million for the six months ended June 30, 2002 from $0.4 million for the six months ended June 30, 2001 largely due to lower rates of return compared to the previous period. During the three months ended June 30, 2002, the Company received a $252,000 payment for a prepaid marketing balance that was previously written off as uncollectable.

Income Taxes

As of June 30, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $60 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the six months ended June 30, 2002, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.

Liquidity and Capital Resources

As of June 30, 2002, we had $16.4 million of cash, cash equivalents and short term investments. As of that date, our principal commitments consisted of obligations outstanding, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was $0.4 million for the six months ended June 30, 2002 compared to $0.6 million net cash used in operations for the six months ended June 30, 2001. This decrease was largely attributable to reduced operating losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2002 compared to net cash provided by investing activities of $42,000 for the six months ended June 30, 2001. This increase was largely due to the purchase of high-grade short-term investments.

Net cash provided by financing activities was $12,000 for the six months ended June 30, 2002 and $0.7 million the six months ended June 30, 2001. Net cash provided by financing activities during the six months ending June 30, 2002, consisted primarily of net proceeds from the exercise of employee stock options. Net cash provided by financing activities during the six months ending June 30, 2001, consisted primarily of net proceeds from warrant subscription receivables.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at June 30, 2002, the change to the Company’s interest sensitive assets and liabilities would have an immaterial effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

PART II.
OTHER INFORMATION

Item 1: Legal Proceedings

Not Applicable

Item 2: Changes in Securities

Not Applicable

Item 3: Defaults Upon Senior Securities

Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders
               The Annual Meeting of Stockholders was held on June 25, 2002. All of the proposals presented for the stockholders’ consideration at the Annual Meeting were approved.

               Proposal 1 – Election of Director – Mr. Eric J. Kuhn was elected to a new term expiring in 2005. Mr. John T. Kernan was elected to a term expiring in 2004. Other directors whose terms continued after the Annual Meeting include Mr. Andrew J. Oleszczuk, Mr. Allen L. Morgan and Mr. James S. Ulsamer.

               Proposal 2 – Ratification of the appointment of PriceWaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002.

Item 5: Other Information

Not Applicable

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits
None

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002

Varsity Group Inc.

By: /s/ JACK M BENSON Jack M Benson Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Varsity Group Inc. (the Company) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Eric J. Kuhn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 14, 2002	/s/ Eric J. Kuhn

Eric J. Kuhn Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Varsity Group Inc. (the Company) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Jack M Benson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 14, 2002	/s/ Jack M Benson

Jack M Benson Chief Financial Officer