Form 10-Q
period 2002-09-30
VARSITYBOOKS COM INC
filed 2002-10-24
CIK 1069502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934

     For the quarterly period ended September 30, 2002

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
Yes       No

     As of October 15, 2002, the registrant had 16,116,916 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2002

PART I.
FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net sales:
Product	$8,687	$13,291	$10,156	$14,298
Shipping	659	1,091	835	1,207
Marketing services	71	—	834	14

Total net sales	9,417	14,382	11,825	15,519

Operating expenses
Cost of books – related party	6,188	9,037	7,452	9,726
Cost of shipping – related party	487	812	612	901
Cost of marketing services	2	—	41	—
Marketing and sales (including $905 and $960 with related party for three and nine months ended September 30, 2002, respectively)	933	1,534	1,479	2,113
Product development	25	70	238	148
General and administrative	750	750	3,193	1,418
Non-cash compensation	163	100	646	313

Total operating expenses	8,548	12,303	13,661	14,619

Profit / (loss) from operations	869	2,079	(1,836)	900

Other income, net:
Interest income	155	71	524	239
Other income	2	(2)	54	253

Other income, net	157	69	578	492

Net profit / (loss)	$1,026	$2,148	$(1,258)	$1,392

Net profit / (loss) per share:
Basic: Net profit / (loss)	$0.06	$0.13	$(0.08)	$0.09

Diluted: Net profit / (loss)	$0.06	$0.13	$(0.08)	$0.09

Weighted average shares:
Basic	16,614,721	16,116,916	16,684,012	16,069,410

Diluted	16,779,215	16,971,310	16,684,012	16,354,208

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS

	December 31, 2001	September 30, 2002

		(unaudited)
Current assets:
Cash and cash equivalents	$16,811	$14,826
Short-term investments	—	3,000
Accounts receivable, net of allowance of doubtful accounts of $48 at December 31, 2001 and $29 at September 30, 2002	71	2,116
Other current assets	432	481

Total current assets	17,314	20,423
Fixed assets, net	204	65
Other assets	79	15

Total assets	$17,597	$20,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
		$
Accounts payable	$222		414
Other accrued expenses and other current liabilities	196		862
Sales taxes payable	1,281		1,612

Total current liabilities	1,699		2,888
Long-term liabilities	—		—

Total liabilities	1,699		2,888

Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2001 and September 30, 2002	—		—
Common stock: $.0001 par value, 60,000,000 shares authorized, 16,871,062 and 17,073,979 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	2		2
Additional paid-in capital	87,458		87,601
Deferred compensation	(527)		(345)
Accumulated deficit	(70,461)		(69,069)
Treasury Stock, $.0001 par value, 957,063 shares at December 31, 2001 and September 30, 2002	(574)		(574)

Total stockholders’ equity	15,898		17,615

Total liabilities and stockholders’ equity	$17,597		$20,503

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2002

Operating activities:
Net profit / (loss)	$(1,258)	$1,392
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600	151
Bad debt expense	(40)	10
Loss on disposal of fixed assets and write off of underutilized assets	438	—
Non-cash compensation	710	313
Changes in operating assets and liabilities:
Accounts receivable	98	(2,055)
Other current assets	214	(49)
Accounts payable	(659)	192
Lease liability	(368)	—
Deferred revenue	(174)	—
Other accrued expenses and other current liabilities	(56)	666
Taxes payable	493	331
Other non-current liabilities	(131)	—
Other non-current assets	250	64

Net cash provided by operating activities	117	1,015

Investing activities:
Additions to fixed assets	(18)	(23)
Increase in short-term investments	—	(3,000)
Decrease in short-term investments	480	—
Proceeds from sale of fixed assets	62	11

Net cash provided by / (used in) investing activities	524	(3,012)

Financing activities:
Proceeds from exercise of stock options	13	12
Proceeds from note receivable, shareholder	62	—
Proceeds from warrant subscription receivable	707	—

Net cash provided by financing activities	782	12

Net decrease in cash and cash equivalents	1,423	(1,985)
Cash and cash equivalents at beginning of period	15,710	16,811

Cash and cash equivalents at end of period	$17,133	$14,826

Supplemental disclosure of cash flow information:
Cash paid for income taxes and interest	$37	$—

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

We were incorporated in December 1997 and began offering books for sale on our website on August 10, 1998. To date, our revenues have consisted primarily of sales of textbooks. In January 1999 we created eduPartners, whereby we became the exclusive provider of new books and learning materials to a variety of learning institutions. This program is a cost-effective model that enables us to increase the number of customers to our website and generate book sales and does not require significant marketing and brand building expenses.

In the quarter ending September 30, 2002, revenues from eduPartners accounted for approximately 99% of our overall sales of books, an increase from the 97% share recognized in the quarter ending September 30, 2001 and 69% share recognized in the quarter ending September 30, 2000. We expect eduPartners to remain the primary source of textbook revenues moving forward. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

Presently, we are the exclusive new textbook supplier for over 140 educational institutions in our eduPartners program. This represents a growth of approximately 50% from the 90 institutions we served during calendar year 2001. At these institutions we are endorsed as the school’s official bookstore and gain direct access and exposure to their students. Benefits of this business model include lower marketing and customer acquisition costs than our historical college-focused retail book business, greater sales visibility, higher margins and attractive sell-through or penetration per school account. We are able to reduce the overhead typically associated with textbook sales because we do not maintain individual on-site stores and we outsource our ordering, inventory, warehousing and fulfillment needs with Baker & Taylor, a leading distributor of books, videos and music products. In addition to providing textbooks at competitive prices, we are committed to providing top quality customer service and account management support.

Throughout 2002, we have continued to adapt our business priorities, focus and resources to meet changing market dynamics and economic realities. We have successfully grown eduPartners while containing overall expenses and increasing the margins of our retail book business to accelerate our path to profitability. During the three months ending September 30, 2002 the Company recorded record net sales of $14.4 million and net profit of $2.1 million.

Our ability to reach and sustain annual operating profitability depends, in part, on our ability to generate higher net revenues while maintaining or improving current margin levels. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues. Therefore we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as an indication of future performance. If we cannot achieve and sustain profitability or positive cash flow from operations, we may be unable to meet our working capital requirements or to obtain additional financing, which would adversely affect our business and my cause us to discontinue operations.

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

During the nine months ending September 30, 2002 the Company reported a net profit of approximately $1.4 million compared to a net loss of $1.3 million for the same period in 2001. Cash provided by operating activities during the nine months ending September 30, 2002 was approximately $1.0 million, up from $0.1 million for the nine months ending September 30, 2001.

Based upon the strength of our performance through the nine months ending September 30, 2002, we expect to record the first profitable fiscal year in the Company’s history in 2002. We intend to increase spending on the development of eduPartners and relationships with other businesses. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next fiscal year. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue new businesses, technology or intellectual property acquisitions. Any required additional financing may be unavailable on terms favorable to us, or at all.

Three Months Ended September 30, 2002
compared to
Three Months Ended September 30, 2001

Net Sales

Net sales increased to $14.4 million for the three months ended September 30, 2002 from $9.4 million for the three months ended September 30, 2001. This increase was primarily attributable to the Company’s success growing revenues within the eduPartners program. There were no marketing services revenues recognized during the three months ended September 30, 2002, a decrease from the $71,000 recognized in the same period in 2001. This decrease was largely attributable to our decision to close our on-campus marketing services business.

Operating Expenses

Cost of Books — Related Party (Baker & Taylor). Cost of books — related party consists of the cost of books sold to customers. Cost of books-related party increased to approximately $9.0 million for the three months ended September 30, 2002 from $6.2 million for the three months ended September 30, 2001. This increase was primarily attributable to our increased sales volume.

Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping to the customer. Cost of shipping increased to approximately $0.8 million for the three months ended September 30, 2002 from approximately $0.5 million for the three months ended September 30, 2001. This increase was primarily attributable to our increased sales volume.

Cost of Marketing Services— Cost of marketing services includes personnel costs associated with the implementation of our on-campus marketing programs and other directly identifiable costs associated with our online advertising and on-campus promotions. We did not incur any marketing services costs during the three months ended September 30, 2002. This decrease from approximately $2,000 for the three months ended September 30, 2001 was attributable to lack of any on-campus marketing programs during 2002.

Marketing and Sales — Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in marketing and the expansion of eduPartners. Marketing and sales expense was $1.5 million for the three months ended September 30, 2002, an increase from $0.9 million for the three months ended September 30, 2001. This was largely attributable to increased sales volumes and associated costs with our agreement with Baker and Taylor and sales incentives for eduPartners schools.

Product Development — Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense increased to approximately $70,000 for the three months ended September 30, 2002 from $25,000 for the three months ended September 30, 2001. This increase was primarily attributable to increased web development, consulting and personnel costs between periods.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense remained at $0.8 million for the three months ended September 30, 2002, consistent with the $0.8 million recorded for the three months ended September 30, 2001.

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to the granting of employee options and restricted stock grants measured based on the intrinsic value of the stock option or grant. Non-cash compensation expense decreased to $0.1 million for the three months ended September 30, 2002 from $0.2 million for the three months ended September 30, 2001. This decrease was primarily attributable to lower amortized compensation expense for options issued before the Company’s initial public offering. Non-cash compensation expense is amortized based upon an accelerated expense schedule, resulting in higher than average expenses in the early years and lower than average expenses in the later years.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $0.1 million for the three months ended September 30, 2002 compared to $0.2 million for the three months ended September 30, 2001. Interest income decreased to $71,000 for the three months ended September 30, 2002 from $155,000 for the three months ended September 30, 2001 largely due to lower rates of return compared to the previous period.

Income Taxes

As of September 30, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $60 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the three months ended September 30, 2002, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.

Nine Months Ended September 30, 2002
compared to
Nine Months Ended September 30, 2001

Net Sales

Net sales increased to $15.5 million for the nine months ended September 30, 2002 from $11.8 million for the nine months ended September 30, 2001. This increase was primarily attributable to the Company’s success growing revenues within the eduPartners program. There were $14,000 of marketing services revenues recognized during the nine months ended September 30, 2002, a decrease from the $0.8 million recognized in the same period in 2001. This decrease was attributable to our decision to close our on-campus marketing services business

Operating Expenses

Cost of Books — Related Party (Baker & Taylor). Cost of books — related party consists of the cost of books sold to customers. Cost of books-related party increased to approximately $9.7 million for the nine months ended September 30, 2002 from $7.5 million for the nine months ended September 30, 2001. This decrease was primarily attributable to our increased sales volume.

Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping to the customer. Cost of shipping increased to approximately $0.9 million for the nine months ended September 30, 2002 from approximately $0.6 million for the nine months ended September 30, 2001. This increase was primarily attributable to our increased sales volume.

Cost of Marketing Services— Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. We did not incur any marketing services costs during the nine months ended September 30, 2002. This decrease from approximately $41,000 for the nine months ended September 30, 2001 was attributable to lack of any on-campus marketing programs during 2002.

Marketing and Sales — Marketing and sales expense consists primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in marketing and the expansion of eduPartners. Marketing and sales expense was $2.1 million for the nine months ended September 30, 2002, an increase from $1.5 million for the nine months ended September 30, 2001. This was largely attributable to increased sales volumes and associated costs with our agreement with Baker and Taylor and sales incentives for eduPartners schools.

Product Development — Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense decreased to approximately $0.1 million for the nine months ended September 30, 2002 from $0.2 million for the nine months ended September 30, 2001. This decrease was primarily attributable to decreased web development, consulting and personnel costs between periods.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $1.4 million for the nine months ended September 30, 2002 from $3.2 million for the nine months ended September 30, 2001. This decrease was primarily attributable to lower depreciation expense and non-recurring charges taken during 2001 for fixed asset write off expense associated with underutilized assets and lease buyout expenses.

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to the granting of employee options and restricted stock grants measured based on the intrinsic value of the stock option or grant. Non-cash compensation expense decreased to $0.3 million for the nine months ended September 30, 2002 from $0.6 million for the nine months ended September 30, 2001. This decrease was primarily attributable to lower amortized compensation expense for options issued before the Company’s initial public offering. Non-cash compensation expense is amortized based upon an accelerated expense schedule, resulting in higher than average expenses in the early years and lower than average expenses in the later years.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $0.5 million for the nine months ended September 30, 2002, a slight decrease from the $0.6 million recognized for the nine months ended September 30, 2001. Interest income decreased to $0.2 million for the nine months ended September 30, 2002 from $0.5 million for the nine months ended September 30, 2001 largely due to lower rates of return compared to the previous period. During the nine months ended September 30, 2002, the Company received a $252,000 payment for a prepaid marketing balance that was previously written off as uncollectable.

Income Taxes

As of September 30, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $60 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the nine months ended September 30, 2002, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.

Liquidity and Capital Resources

As of September 30, 2002, we had $17.8 million of cash, cash equivalents and short term investments. As of that date, our principal commitments consisted of obligations outstanding, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash provided by operating activities was $1.0 million for the nine months ended September 30, 2002 compared to $0.1 million net cash used in operations for the nine months ended September 30, 2001. This increase was primarily attributable to the recording of $1.4 million in operating profit for the nine months ended September 30, 2002 compared to $1.3 million of operating losses recognized in the nine months ended September 30, 2001.

Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2002 compared to net cash provided by investing activities of $0.5 million for the nine months ended September 30, 2001. This increase was largely due to the purchase of high-grade short-term investments during the nine months ended September 30, 2002 compared to the maturation of approximately $0.5 million of short-term investments during the nine months ended September 30, 2001.

Net cash provided by financing activities was $12,000 for the nine months ended September 30, 2002 and $0.8 million the nine months ended September 30, 2001. Net cash provided by financing activities during the nine months ending September 30, 2002, consisted primarily of net proceeds from the exercise of employee stock options. Net cash provided by financing activities during the nine months ending September 30, 2001, consisted primarily of net proceeds from warrant subscription receivables.

We intend to increase spending on the development of eduPartners and relationships with other businesses. Our failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next fiscal year. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue new business, technology or intellectual property acquisitions. Any required additional financing may be unavailable on terms favorable to us, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at September 30, 2002, the change to the Company’s interest sensitive assets and liabilities would have an immaterial effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — During the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure control and procedures include, but are limited to, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls — There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.
OTHER INFORMATION

Item 1: Legal Proceedings

     Not Applicable

Item 2: Changes in Securities

     Not Applicable

Item 3: Defaults Upon Senior Securities

     Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5: Other Information

     On September 27, 2002, the Company signed a lease for 4,358 square feet of rentable office space for its principal executive offices located in Washington, D.C. under a noncancelable operating lease. The term of the lease commences on November 15, 2002 and ends on November 14, 2004. The lease includes a provision for annual rent escalation of 3.0% for the second year of the lease. Total lease payments are $135,098 and $139,151 for the first and second years of the lease, respectively.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits None

(b)	Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2002

Varsity Group Inc.

By:	/s/ JACK M BENSON Jack M Benson Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Varsity Group Inc. (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Eric J. Kuhn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 24, 2002	Eric J. Kuhn Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Varsity Group Inc. (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Jack M Benson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 24, 2002	Jack M Benson Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric J. Kuhn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varsity Group Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 24, 2002	Eric J. Kuhn Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jack M Benson, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of Varsity Group Inc.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 24, 2002

Jack M Benson Chief Financial Officer