Form 10-K
period 2002-12-31
VARSITYBOOKS COM INC
filed 2003-03-28
CIK 1069502

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______.

COMMISSION FILE NUMBER 0-28977

VARSITY GROUP INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	54-1876848 (IRS Employer Identification No.)

1850 M Street, NW, Suite 1150
WASHINGTON, D.C. 20036
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (202) 667-3400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [  ]  No  [ X ]

The aggregate market value of common stock held by non-affiliates of the registrant was $14,226,035 based on the last reported sale price of $1.80 on March 25, 2003.

As of March 25, 2003, there were 16,475,625 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Part III of this report.

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth elsewhere in this Form 10-K. See the “Risk Factors” section of Item 1 “Business” for cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements.

PART I

ITEM 1.      BUSINESS

GENERAL

We are an online retailer of textbooks and educational materials targeting the private middle and high schools, colleges, and distance and continuing education markets. Through eduPartners, our program serving schools directly, we offer educational institutions an online bookstore solution that allows them to focus their resources on the education process while offering their students the speed and convenience of purchasing their textbooks and other learning materials online. EduPartners was the first online bookstore solution focused on meeting the needs of private middle and high schools nationwide. As of March 2003, we serve over 160 educational institutions through our eduPartners program.

Each eduPartners school has a personalized virtual bookstore hosted on our website that contains the required and optional educational materials selected by their school organized by grade, academic discipline and class. Student and parent customers from our eduPartners schools access their co-branded bookstore via a direct link from their school’s homepage or searching for their school bookstore link by region and state on our homepage located at www.varsitybooks.com. Once they reach the entry page to their customized online bookstore, the customers can navigate the site by clicking on the appropriate grade, discipline and class to select required and optional books.

EduPartners schools benefit from the decreased costs, inconveniences and inefficiencies inherent in the seasonal business of purchasing, inventory management and selling learning materials directly to students on campus. In addition, eduPartners schools have access to our unique program administration website that provides them with sales and inventory reports, among other valuable features. Student and parent customers value the convenience of our online shopping experience and take comfort in the knowledge that our posted booklists have been reviewed for content and accuracy and approved by their school.

Throughout 2002, we have continued the transformation of our business to a profitable and scalable enterprise. During the year ending December 31, 2002, we recorded the first profitable fiscal year in the history of our company and second consecutive fiscal year with positive cash flow from operations. We have continued to grow eduPartners, expanding our nationwide network of schools at a compounded annual growth rate of over 86% during the last three years.

Our overall success and ability to maintain and increase profitability from operations will depend, in part, upon our ability to attract additional schools to our eduPartners program, provide a compelling and satisfying shopping experience to our retail customers and manage our relationship with our fulfillment partner, Baker and Taylor, a leading distributor of books, videos and music products. Disruption in the supply of these services during our busy selling season could materially harm our business. The controlling shareholder of Baker & Taylor was a 13% owner of the Company’s outstanding common stock at December 31, 2002.

Substantially all of the Company’s computer and communications hardware and software systems are located at a single facility that is owned, maintained and serviced by a third party. Any damage, failure or delay that causes interruptions in the Company’s systems operations could materially harm the Company’s business.

In 2002, as part of our commitment to providing our customers superior service and products, we offered our customers the opportunity to purchase used textbooks as part of their eduPartners buying experience. While new textbooks represent the overwhelming majority of our textbook revenues, our used book offering was an important step toward the continued growth and extension of eduPartners. As we grow eduPartners, we will continue to look for opportunities to enhance and improve the attractiveness of our core textbook offering and further extend these school relationships into new sources of profitable revenue.

Finally, we must continue to attract and retain experienced personnel to effectively grow and maintain our business.

Varsity Group Inc. was founded in 1997. We are a Delaware corporation with our principal executive offices located at 1850 M Street, NW, Suite 1150, Washington, D.C. 20036, and our telephone number is 202.667.3400.

We have not historically provided website access to our periodic and current reports because it was our belief that these were conveniently available online through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system and website located at http://www.sec.gov. However, commencing with the filing of this document, we will make this information available, free of charge, on our website located at http://www.varsity-group.com as soon as reasonably practicable after it is filed with the Commission.

MARKET OVERVIEW

The retail textbook market is presently dominated by on-campus bookstores, with most educational institutions either operating their own bookstore or contracting these services to a third party. However, both selling and purchasing new textbooks through traditional retail outlets can be expensive and inconvenient.

Each year students and parents often face the prospects of long lines, inconvenient bookstore hours of operation and out-of-stock inventory problems causing delays and necessitating multiple trips to the bookstore.

Educational institutions also face many challenges associated with operating an efficient and profitable bookstore on campus. These challenges are exacerbated at smaller schools where operating economies of scale are not present and profitability is more difficult to achieve. This is particularly true at the private middle and high school market, where there is typically only one major textbook buying season (Fall back-to-school) and clothing, school supplies and electronic sales are limited or non-existent.

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

Based upon market research conducted by us, we believe there are at least 2,200 private middle and high schools nationwide that present an excellent fit with the strengths and benefits or our eduPartners model. Factors we considered in our research include school policy requiring students to purchase their own textbooks, school enrollment, the absence of state subsidy of textbooks. We believe less than 200 schools in this segment had adopted an online textbook solution similar to our eduPartners model by the start of the 2002 back-to-school selling season.

The college student market is large and growing. The U.S. Census Bureau reports that there are 15.5 million undergraduate and graduate students at more than 4,000 colleges and universities in the United States. According NCES, college enrollment will increase to approximately 16 million students by 2008.

Although the college market is large and diverse, students still have common needs. For instance, students typically must buy expensive school related goods and services such as textbooks and school supplies. In fact, textbooks are most students’ single largest school related expenditure after tuition, room and board. The Almanac 2000-2001 reports that the average expense per college student for books and supplies is $625 to $700, and does not vary significantly between two and four year colleges, or private and public institutions. Overall textbook and course material sales were approximately $7.1 billion in the academic year 2000-2001, based on statistics published by the National Association of College Stores.

STRATEGY

Build a Significant and Profitable Retail Book Business.

During the last three years we have taken the steps necessary to create an online book business with significant growth potential and the ability to deliver contribution dollars sufficient to reach annual operating profitability. We have succeeded in growing our network of eduPartners schools year over year while maintaining strong margins and growing revenues much faster than increases in marketing, sales and overhead expenses. We will look to extend our current leadership position in the private middle and high school marketplace while expanding our presence in the higher education and distance learning markets.

Increase the Number of eduPartners.

We intend to continue to invest in the development of eduPartners and expand our reach into private middle and high schools, traditional two and four year colleges, distance learning and other continuing education programs. Our eduPartners program was the first online bookstore solution focused on meeting the needs of private middle and high schools nationwide. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 130 schools in 2002, representing an 86% compounded annual growth rate over the last three years. We have eduPartners schools located in many key markets nationwide and are aggressively targeting remaining areas to establish a comprehensive nationwide network of member schools. We have been successful extending our presence in new markets by leveraging the positive experience and word-of-mouth generated once our initial account in that market has completed a successful back-to-school selling season.

THE VARSITY SOLUTION

We provide students, parents and schools with a reliable and convenient alternative to the traditional campus bookstore model. We are able to reduce the overhead associated with textbook sales because we do not maintain individual stores and we outsource our ordering, inventory, warehousing and fulfillment needs to Baker & Taylor. In addition to providing new textbooks at competitive prices, we are committed to providing best-in-class customer service, dedicated account management, customized websites for each partner school and same-day shipment of orders.

eduPartners

Through eduPartners, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience to their students by outsourcing new textbook sales to us. We believe that for many schools the expense and inconvenience of maintaining a bookstore exceed the schools’ financial return. We provide an innovative solution for schools and enable them to offer increased convenience and value to students, their parents, and the entire school community. Our program has been uniquely designed to meet the needs of these schools and a number of compelling program features and benefits for schools, students and parents alike. These include:

•	Dedicated account managers to serve schools;
•	Customized online bookstores featuring detailed course and book information;
•	Communications and training materials for each school community;
•	Innovative website program management tools providing school administrators access to sales and inventory reports;
•	Convenience and simplicity of a user-friendly online shopping experience;
•	Freedom to purchase books for the upcoming semester/year from anywhere, anytime; and
•	Toll-free ordering options and superior customer service.

Through these relationships, we are endorsed as the exclusive textbook retailer at our eduPartners schools and gain direct access to their students. As a result, eduPartners is an attractive and economical way for us to acquire customers.

As of March 2003, we were the exclusive new textbook supplier for over 160 educational institutions. Our exclusive relationships generally are for a period of one to four years and typically automatically renew on a year-to-year basis. As of March 2003, approximately 16 agreements expire before the 2003 back-to-school selling season. As per the terms of these agreements, each of these 16 agreements automatically renew for one year if neither party serves notice of intent to terminate 90 days prior to the date of expiration. We have historically enjoyed very high retention rates for school contracts.

With eduPartners, we create a personalized virtual bookstore for each school on our website. Students are able to search by region and state on our homepage to locate the link to their co-branded bookstore. Parents and students can be linked directly to their school bookstore page from their school’s homepage. Once they reach the entry page to their customized online bookstore, the student or parent can navigate the site by clicking on the appropriate grade, discipline and class to select required and optional books. The school benefits from the decreased costs, inconveniences and inefficiencies inherent in the seasonal business of purchasing, inventory management and selling learning materials directly to students on campus. In addition, schools have access to our unique program administration website that provides them with sales and inventory reports, among other valuable features.

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

Ordering and Delivery

When our customers are ready to place an order, they can proceed through our shopping cart function directly to our checkout page. Orders can be placed online through our website or via our toll-free telephone number where customer service agents are available to take orders from customers that do not have access to the Internet or are uncomfortable placing an order online. We presently accept Visa, Discover, MasterCard, money orders and personal checks as payment for our products. At our eduPartners schools, we also offer school and student credit accounts. During the ordering process, we ask our customers for basic information about themselves, which we maintain in our customer database. Once a customer places an order, he or she immediately receives an e-mail that includes a unique order number and confirms that the order has been received and processed. If a book is not in stock at the time an order is processed, that title is automatically placed on backorder and shipped to the customer as soon as it returns to stock. Customers are not charged for any book until it has been shipped. After an order is shipped, the customer receives a second e-mail that includes a UPS tracking number, a description of titles shipped and placed on backorder, the amount charged to their credit card for this shipment and a link to a page on our website where they can follow their order through the delivery process. We use a variety of UPS services to ensure our customers will receive their orders timely.

Customer Service

We are committed to delivering superior customer service to all of our customers, including eduPartners schools, parents and students. We currently manage customer service in-house, leveraging the experience and commitment of our own employees to provide a best-in-class level of service. We believe this allows us to more directly control the quality and content of each customer interaction with our company and provides important real-time insight into the performance of our eduPartners program. We offer extended customer service hours and increase our staffing levels during the busy back-to-school season, providing our customers convenient toll-free access to our customer service representatives and fast response to their queries. The customer service page of our website offers answers to frequently asked questions and enables our customers to ask their own questions through e-mail. We also have a toll-free customer service telephone number.

Fulfillment

We fulfill most of our textbook orders through Baker & Taylor, a leading distributor of books, videos and music products with which we have a series of written agreements, the original term of which expired on October 1, 2002. Consistent with the terms of these agreements, each agreement automatically renewed for one year as neither party notified the other of any intention not to renew 180 days prior to the initial expiration date. These agreements will continue to automatically renew for one year terms unless either party notifies the other in writing of their intent not to renew 180 days prior to the subsequent expiration dates. The agreements are terminable upon up to 30 days’ notice by either party in the event of a default. Under these agreements, we agree to provide Baker & Taylor with our written demand forecasts for each upcoming semester and we agree to use Baker & Taylor as our principal supplier of textbooks and drop-ship and fulfillment services. We pay fees and expenses related to the services Baker & Taylor provides and we purchase products from Baker & Taylor at a discount to the suggested price. In return, Baker & Taylor agrees not to provide drop-ship services to any person or entity that has as its principal business activity the goal of establishing exclusive relationships with educational institutions for the purpose of selling textbooks via the Internet, unless the retailer was an existing customer of Baker & Taylor on or prior to June 10, 1998, the date we initially contracted with Baker & Taylor. Our agreements with Baker & Taylor provide us access to, and use of, an electronic set of data elements from Baker & Taylor’s title file database that contains bibliographic records. In addition, under these agreements, Baker & Taylor provides us with promotional, customer service, and database management services. The controlling shareholder of Baker & Taylor was a 13% owner of our outstanding common stock at December 31, 2002.

As a result of the data access our agreements provide, information on availability of book titles is automatically updated on our website on an hourly basis from 8:00 a.m. to 10:00 p.m. eastern time based on a direct feed from Baker & Taylor, ensuring our customers receive accurate in-stock inventory information. Orders placed on our website are automatically transmitted to Baker & Taylor within twenty minutes of their receipt. At the Baker & Taylor warehouse currently used for fulfillment, the order is processed, packaged in a VarsityBooks.com branded box and shipped directly to our customers via UPS. We extend a convenient return policy to our customers under which returns are shipped directly to Baker & Taylor to expedite processing. Finally, providing Baker & Taylor with our demand forecasts for each semester helps to ensure they maintain an adequate and relevant inventory to meet the demands of our customers.

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

We currently use a Microsoft Windows 2000 operating system platform and multiple Compaq application servers that house our web servers. These servers are able to handle applications including accepting and validating customer orders, handling multiple shipment methods and accepting, authorizing and charging customer credit cards. In addition, our system maintains ongoing automated e-mail communications with customers throughout the ordering process. These systems entirely automate many routine communications, facilitate management of customer e-mail inquiries and allow customers to, on a self-service basis, check order and tracking information.

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

We use the Microsoft suite of tools for our development environment, including Microsoft Visual Studio 6.0 and .Net editions with SQL Server 2000 for relational database management. Additionally, we have separate database servers that capture and retain transaction “logs” of all activity that occurs on the site. These log databases can, among other things, trace a transaction from its inception to its completion. Our databases generate and deliver reports and interfaces for our marketing, operations and financial systems.

We employ SSL data encryption technology to protect credit card data while it is passed from the customer through the site during a purchase transaction. This prevents outside parties from intercepting the customer’s credit card data during transaction processing.

COMPETITION

E-commerce, in general, and online textbooks, more specifically, are highly competitive markets. The number of e-commerce websites competing for customers’ attention has increased rapidly, and the market for online textbook sales is relatively new, intensely competitive and changing. We currently or potentially compete, directly and indirectly, for retail customers with the following categories of companies:

•	traditional new and used textbook retailers, such as campus bookstores;
•	traditional used textbook retailers, some of which have or are expected to begin online selling;
•	textbook retailers and distributors such as the Follett Corporation, MBS Textbook Exchange and Adams Book Company; and
•	Internet-based booksellers such as Amazon.com, Wal-Mart.com and BarnesandNoble.com.

We believe that the principal competitive factors in attracting and retaining retail customers are:

•	entering relationships with educational institutions;
•	convenience;
•	competitive pricing;
•	selection of available products;
•	customer service;
•	quality of content and navigability tools;
•	brand recognition; and
•	reliability and speed of fulfillment.

INTELLECTUAL PROPERTY

We regard our trademarks, service marks, trade dress, copyrights, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, sponsors and others to protect our proprietary rights. We are currently in the process of reviving our application originally filed on January 6, 2002 to register VarsityBooks.com as a service mark with the United States Patent and Trademark Office.

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

Internet Taxation

A number of legislative proposals have been made at the federal, state and local levels, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and some states have taken measures to tax Internet-related activities. Although Congress has placed moratorium on state and local taxes on Internet access or on discriminatory taxes on e-commerce, existing state or local laws have been expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

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

RISK FACTORS

We Have a Limited Operating History Upon Which to Evaluate an Investment in Our Company.

We were founded in December 1997 and began selling textbooks on our website in August 1998. Due to the seasonality of textbook sales, our peak selling periods are currently in July, August and September, when the new academic year begins and students purchase the majority of their textbooks. During 2002, approximately 87% of our textbook revenues were recognized in this period. We expect this trend to continue as we extend eduPartners’ leadership position in the private middle and high school market. As a relatively new company, we face significant risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks and uncertainties that an early stage company like ours faces. If we are unsuccessful in addressing these risks and uncertainties or are unable to execute our strategy, our business would be harmed.

Our Business and Revenue Model is Unproven.

Our ability to generate significant revenues and profits from the sale of textbooks and other products and services we may offer in the future is uncertain. To be successful, we must attract and retain a significant number of schools to our eduPartner program. Ultimately, we must attract the students and parents from each eduPartner school to our website at a reasonable cost. Any significant shortfall in the expected number of purchases occurring through our website will negatively affect our financial results. Conversion of schools from traditional on campus bookstore operations to eduPartners’ online bookstore solution may not occur as rapidly as we expect, if at all. Therefore, we may not achieve the customer traffic we believe is necessary to become successful. Specific factors that could prevent widespread customer acceptance of our business and our ability to increase retail revenues include:

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

We Rely on One Supplier to Meet Our Fulfillment Demands.

We depend on Baker & Taylor, Inc. as the primary supplier of the textbooks we offer. Our relationship with Baker & Taylor is critical to our success. If we were unable to rely on them for inventory maintenance and shipping services, our business would be materially harmed.

Baker & Taylor warehouses most of our inventory and we rely on them to maintain adequate inventory levels and rapidly fill our customers’ orders. Prices we pay for promotional, customer service and database management services and credits that we receive from Baker & Taylor are currently based on volume and average cost requirements. Failure to meet these benchmarks could increase our costs. If they do not maintain sufficient inventory, or if they are unable to deliver the specific books our customers order or deliver these books in a timely fashion, we would not be able to meet our obligations to our customers, our revenues would decrease and we would likely experience a reduction in the value of our brand. Baker & Taylor fills orders for a number of textbook retailers. Baker & Taylor has advised us that it fills all the orders it receives on a first-come, first-served basis without providing preferential treatment for us or any of our competitors. If other Baker & Taylor customer orders depleted Baker & Taylor’s inventory, and Baker & Taylor was unable to quickly replenish its inventory, our orders would not be processed or filled in a timely manner. If our relationship with Baker & Taylor is disrupted or does not continue for any reason and we are unable to establish a comparable vendor relationship or open our own warehouse before the Baker & Taylor relationship discontinues, we would not be able to fulfill our customers’ orders. We cannot be certain that we would be able to establish new vendor relationships to ensure acquisition and distribution of textbooks in a timely and efficient manner or on acceptable commercial terms. In such event, we may determine that we need to maintain inventory, establish warehouse facilities and provide distribution services, which would require us to change our business model. In addition, a single publisher represented approximately 22% of our textbook revenues in 2002. If Baker & Taylor’s relationship with this publisher is disrupted or discontinued, our business would be harmed.

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

We Face Significant Competition, and that Competition May Increase Substantially Because of the Low Barriers to Market Entry.

The e-commerce and online textbook markets are new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with a variety of other companies in the sale of textbooks, and if we are able to add other product or service offerings we will have additional competition in those markets. Our current and potential competition includes the following categories of companies:

•	traditional bookstore retailers, such as school-operated and contract-operated campus bookstores, as this represents the default method of meeting the textbook needs of the majority of educational institutions today;
•	traditional used textbook retailers, some of which have or are expected to begin online selling;
•	textbook retailers and distributors such as the Follett Corporation, MBS Textbook Exchange and Adams Book Company; and
•	Internet-based booksellers such as Amazon.com, WalMart.com, eFollett.com (affiliated with The Follett Corporation) and BarnesandNoble.com.

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

We Have An Operating History of Losses and Negative Cash Flows.

Prior to the year ended December 31, 2002, we had incurred substantial losses in every fiscal year since our inception. For the year ended December 31, 2001, we incurred a loss from operations of approximately $2.8 million and positive cash flows from operations of $0.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.8 million and negative cash flows from operations of $27.5 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. As of December 31, 2001 and 2002 we had accumulated deficits of approximately $70.5 million and $69.8 million, respectively.

Although our margins have increased and our overall expenses have been lowered significantly, our ability to sustain annual operating profitability depends on our ability to maintain and grow net revenues. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues. Therefore we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as an indication of future performance. If we cannot sustain profitability or positive cash flow from operations, we may be unable to meet our working capital requirements or to obtain additional financing, which would adversely affect our business and may cause us to discontinue operations.

You Should Not Rely on Our Quarterly Operating Results as an Indication of Our Future Results Because They are Subject to Significant Fluctuations.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. We expect to continue to experience significant seasonality in our business related to the academic calendar and the corresponding demand for textbooks and educational materials. Sales in the textbook industry traditionally are significantly higher in the first and third calendar quarters of each year compared with the second and fourth calendar quarters. Due to the concentration of private middle and high schools in our eduPartners program, our revenues are concentrated in the traditional Fall back-to-school season of July, August and September. During 2001 and 2002, approximately 81% and 87% of our textbook revenues were recognized in this period. We expect this trend to increase as the concentration of private middle and high schools in our eduPartners program increases. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on sequential quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	seasonal trends in the textbook industry and in the buying habits of students;
•	concentration of private middle and high schools in our eduPartners program;
•	our ability to manage or influence inventory and fulfillment operations;
•	the level of merchandise returns we experience;
•	our ability to attract new customers, retain existing customers and maintain customer satisfaction;
•	introduction of enhancements or a change in pricing policies, by us or our competitors, or a change in pricing policy by our sole fulfillment source;
•	changes in the amount and timing of expenditures related to marketing, information technology and other operating expenses to support future growth;
•	technical difficulties or system downtime affecting the Internet generally or the operation of our website specifically;
•	increasing consumer acceptance and use of the Internet for the purchase of consumer products;
•	potential acquisitions or strategic alliances either by us or our competitors; and
•	general economic conditions and economic conditions specific to the Internet, online commerce or book industry.

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

The failure of either our website or our LAN or any other systems interruptions that results in unavailability of our website or reduced order fulfillment performance, especially during the peak Fall sales period of July/August/September, could result in negative publicity or could reduce the volume of goods sold and attractiveness of our website and would seriously impair our ability to service our customers’ orders, all of which could negatively affect our revenues. Because our servers are located at a third-party’s facility and because some of the reasons for a systems interruption may be outside of our control, we also may not be able to exercise sufficient control to remedy the problem quickly or at all. Regardless of whether we or a third-party controls or creates system failure, the occurrence of system failure could adversely affect our reputation, seriously harm our business and cause us to lose a significant and disproportionate amount of revenues.

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

Some States May Impose a New Sales Tax On Our Business.

A 1992 Supreme Court decision held that the Commerce Clause of the United States Constitution limits a state’s ability to impose a sales or use tax collection responsibility on an out-of-state vendor unless such vendor maintains a physical presence, i.e., substantial nexus, in the taxing state. Based on this Supreme Court decision, we have determined that we do not have a substantial nexus in several jurisdictions where our products are received by customers, and, therefore, do not collect or remit sales or use tax in such jurisdictions. Because the scope of the 1992 Supreme Court decision is unclear, states may challenge our determination of substantial nexus. If successful, such challenges could result in significant liabilities for sales and use taxes with a material and adverse effect on our business. We currently collect and remit sales or use tax on all shipments to nine states. In one of these jurisdictions, we are currently appealing an assessment of sales and use taxes related to audit periods before we began collecting and remitting sales and use taxes in such jurisdiction. There is a risk that our appeal of this assessment will not be successful and may result in additional liabilities for sales and use taxes that could have an adverse effect on our business. An additional state, unrelated to the jurisdictions where we currently collect and remit sales and use taxes, has contacted the Company to inquire about possible exposure for sales and use taxes. As of the date of this form, this state has determined that the Company has no sales tax liability for the audit period in question. The 1992 Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of sales and use taxes by mail-order companies. Congress has from time to time considered proposals for such legislation. We anticipate that any legislative change, if adopted, would be applied on a prospective basis. While there is no case law on the issue, we believe that this analysis could also apply to our online business. Recently, several states and local jurisdictions have expressed an interest in taxing e-commerce companies who do not have any contacts with their jurisdictions other than selling products online to customers in such jurisdictions. The Internet Tax Freedom Act imposed a moratorium on new taxes or levies on e-commerce for a three-year period and originally was due to expire in October 2001. However, Congress has extended the Internet Tax Freedom Act through October 2003. There is no guarantee that Congress will subsequently extend this Act. If the Act is not extended new taxes could result that could have an adverse effect on online commerce, including our business.

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

There May Be No Active Trading Market In Our Common Stock.

Effective with the open of business on March 21, 2001, our common stock was delisted from The Nasdaq National Market. Presently, our common stock is eligible to be traded on the OTC Bulletin Board and we believe that a limited number of broker/dealers are making a market in our common stock. These broker/dealers are under no obligation to make a market and there can be no assurance that they will continue to make such a market or that they will not decide to discontinue making a market without notice to us or our stockholders. Since we have been delisted from Nasdaq, we cannot assure you that an active trading market for our common stock will continue. If an active trading market for our common stock is not sustained, you may not be able to sell your common stock when you desire or need to do so, or at a price acceptable to you, or even at all.

The Trading Price For Our Common Stock May Drop And This Could Affect Our Ability To Raise Capital And Your Ability To Resell Your Shares At Or Above The Price You Paid To Purchase Such Shares.

The stock market, in general, and the trading prices of shares in public technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced a substantial drop in market price. Indeed, the trading price of our common stock dropped significantly during the year ended December 31, 2000, thereby precipitating our delisting from Nasdaq. We believe that this drop resulted from many factors, some of which are beyond our control, such as:

•	investor perception of us and online retailing services in general;
•	general economic conditions both in the United States and in foreign countries;
•	our results in operations;
•	adverse business developments;
•	changes in financial estimates by securities analysts; and
•	announcements by our competitors of new products and services.

As a result of these factors, and due to the risks related to the absence of an active trading market for our common stock (which are described above) we cannot assure you that the trading price of our common stock will not drop or stay at its current price. The significant decreases in the trading price of our common stock and the current trading price of our stock is likely to affect our visibility and credibility in our market and will likely limit our ability to raise capital in the future. Additionally, as a result of our delisting from NASDAQ, recent trading price and daily traded share volumes, you may not be able to resell your shares of common stock when you need to or at prices higher than what you paid to purchase such shares.

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

EMPLOYEES

As of March 2003, we had approximately 25 employees. We hire temporary employees, particularly at the beginning of the Fall school semester to support our customer service efforts, and contract service providers as necessary. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2.      PROPERTIES

Our headquarters is located at 1850 M Street, Suite 1150, Washington, D.C. We currently lease approximately 4,400 square feet pursuant to a lease that is scheduled to expire on November 14, 2004. The Company was previously headquartered at 1130 Connecticut Avenue, Suite 350, Washington, D.C. At this previous site, we leased an aggregate of approximately 3,200 square feet pursuant to a lease that expired on November 30, 2002.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock traded on the Nasdaq National Market under the symbol VSTY from February 15, 2000 until March 20, 2001. Beginning on March 21, 2001 our common stock traded on the OTC Bulletin Board under the symbol VSTY.OB. Prior to February 15, 2000, our common stock was not publicly traded. For the period from January 1, 2001 to December 31, 2002, the high and low closing prices per share of our Common stock were as follows:

	High	Low
Fiscal Year 2001
First Quarter (Period from January 1, 2001 to March 31, 2001)	$0.50	$0.19
Second Quarter (Period from April 1, 2001 to June 30, 2001)	$0.67	$0.19
Third Quarter (Period from July 1, 2001 to September 30, 2001)	$0.62	$0.32
Fourth Quarter (Period from October 1, 2001 to December 31, 2001)	$1.20	$0.40

Fiscal Year 2002
First Quarter (Period from January 1, 2002 to March 31, 2002)	$1.38	$0.77
Second Quarter (Period from April 1, 2002 to June 30, 2002)	$1.05	$0.80
Third Quarter (Period from July 1, 2002 to September 30, 2002)	$1.32	$0.92
Fourth Quarter (Period from October 1, 2002 to December 31, 2002)	$2.07	$1.06

On March 25, 2003, the closing price per share of our common stock was $1.80 and we had approximately 232 stockholders of record and approximately 3,181 beneficial holders of our common stock.

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

On October 19, 2001 we purchased 957,063 previously issued and outstanding shares of Varsity Group Inc. Common Stock for $574,338 in a privately negotiated transaction.

ITEM 6.      SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the fiscal years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

		Years Ended December 31,

		(in thousands, except share and per share data)
	1998	1999	2000	2001	2002

Statement of Operations Data
Net Sales
Product	$122	$9,673	$24,140	$10,698	$15,237
Shipping	10	674	1,767	889	1,309
Marketing Services	—	212	2,630	892	27

Total net sales	132	10,559	28,537	12,479	16,573

Operating Expenses
Cost of product – related party	115	9,119	21,273	7,931	10,558
Cost of shipping – related party	10	909	2,194	656	979
Equity transactions – related party	798	169	—	—	—
Cost of marketing services	—	—	385	45	—
Marketing and sales	536	20,927	24,228	2,453	2,754
Product development	627	4,505	4,194	277	201
General and administrative	593	4,211	6,445	3,118	1,339
Non-cash compensation	146	2,578	4,593	816	388

Total operating expenses	2,825	42,418	63,312	15,296	16,219

Income / (Loss) from operations	(2,693)	(31,859)	(34,775)	(2,817)	354
Other income / (expense)	—	—	(295)	(38)	(4)
Interest income, net	4	351	1,046	615	311

Net income / (loss)	(2,689)	(31,508)	(34,024)	(2,240)	661
Preferred stock dividends	—	1,487	—	—	—

Net income / (loss) applicable to
common stockholders	$(2,689)	$(32,995)	$(34,024)	$(2,240)	$661

Net income / (loss) per share:
Basic	$(1.53)	$(14.82)	$(2.41)	$(0.13)	$0.04

Diluted	$(1.53)	$(14.82)	$(2.41)	$(0.13)	$0.04

Weighted average shares:
Basic	1,755,536	2,226,225	14,103,751	16,644,375	16,086,035

Diluted	1,755,536	2,226,225	14,103,751	16,644,375	16,940,807

	As of December 31,

			(in thousands)
	1998	1999	2000	2001	2002

BALANCE SHEET DATA
Cash and cash equivalents	$1,481	$7,813	$15,710	$16,811	$16,950
Short term investments			480		1,500
Working capital (deficit)	(199)	9,163	15,413	15,615	16,948
Total assets	1,746	18,062	19,981	17,597	19,074
Total stockholders’ equity	(99)	12,047	17,114	15,898	17,012

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading online retailer of textbooks and educational materials targeting private middle and high schools, colleges, and distance and continuing education markets. Through eduPartners, our program serving schools and organizations directly, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience and value to their students by outsourcing to us the sale of textbooks and other learning materials.

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

In January 1999 we created eduPartners, whereby we became the exclusive provider of new books and learning materials to a variety of learning institutions. This program is a cost-effective model that enables us to increase the number of customers to our website and generate book sales that does not require the significant marketing and brand building expenses associated with our earlier model which focused on building a broad consumer brand offering promotions and deeply discounted textbook prices to entice college students to visit our website and purchase their textbooks from us. During 2000, we began to focus resources on the growth and development of our eduPartner program and it is the foundation of our business today. In the quarter ending September 30, 2002, revenues from eduPartners accounted for approximately 98% of total book related revenues, an increase from the 69% share of total book related revenues eduPartners represented during the quarter ending September 30, 2000. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 130 schools in 2002, representing an 86% compounded annual growth rate over the last three years.

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

Recording the first profitable fiscal year in the history of our Company, the year ended December 31, 2002 marked a significant milestone for the Company. This was accomplished through a combination of revenue growth, margin enhancement and cost reduction efforts initiated during 2000. We have successfully lowered our overall expense structure and improved the margins of our retail book business while growing revenues. As a result, we recorded the first profitable fiscal quarter in our history during the three months ending September 30, 2001 and our first profitable fiscal year during the year ended December 31, 2002. We have also now recorded two consecutive fiscal years with positive cash flow from operations.

Although our margins have increased and our overall expenses have been lowered significantly, our ability to sustain annual operating profitability depends on our ability to maintain and grow net revenues. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues. Therefore we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as an indication of future performance.

Prior to the fiscal year ended December 31, 2002, we had incurred substantial losses in every fiscal year since inception. For the year ended December 31, 2001, we incurred a loss from operations of approximately $2.8 million and positive cash flows from operations of $0.4 million. For the year ended December 31, 2000, we incurred a loss from operations of approximately $34.8 million and negative cash flows from operations of $27.5 million. For the year ended December 31, 1999, we incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. As of December 31, 2001 and 2002 we had accumulated deficits of approximately $70.5 million and $69.8 million, respectively.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see Note 2 in the accompanying consolidated financial statements included in this Annual Report on Form 10-K. We do not have any ownership interest in any special purpose or similar entities and do not have any significant related party transactions except for those associated with our relationship with Baker & Taylor. Pursuant to recent guidance published by the SEC regarding disclosure about critical accounting policies, we have identified the following accounting policies as critical to the understanding of our results of operations.

Revenue Recognition

We recognize revenue from textbook sales, including sales under our eduPartners program, net of any discounts and coupons, when the textbooks are received by our customers. We take title to the textbooks sold upon transfer to the shipper and assume the risks and rewards of ownership including the risk of loss for collection. We do not function as an agent or broker for our supplier. Outbound shipping charges are included in net sales. We provide allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. To date, our revenues have consisted primarily of sales of textbooks.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net Sales

Net sales increased to $16.6 million for the year ended December 31, 2002 from $12.5 million for year ended December 31, 2001, driven by higher textbook and shipping revenues as a result of our focus on the growth and development of our eduPartners program. Net product and shipping revenues generated from our eduPartners program increased to approximately $16.0 million for the year ended December 31, 2002 from approximately $10.0 million for the year ended December 31, 2001. The increase in overall revenues is largely attributed to the continued growth of eduPartners during 2002. During the July/August/September 2002 back-to-school season, we served approximately 130 schools through eduPartners, up from approximately 90 schools during the same period in 2001.

Marketing services revenues decreased to approximately $27,000 for the year ended December 31, 2002 from $0.9 million for the year ended December 31, 2001. The majority of revenues recognized in 2001 were associated with contracts signed during 2000 to execute collegiate on-campus marketing campaigns for companies like Ben & Jerry’s Homemade, Papa John’s and AT&T Wireless. However, during 2001 we made a strategic decision to focus resources on the growth and development of the eduPartners program. We determined that this course presented the greatest prospects for long-term growth and value creation and, accordingly, completed all outstanding on-campus marketing services contracts during 2001 and ceased new development of on-campus marketing services programs. No new marketing services contracts with an aggregate contract amount greater than $100,000 were signed during 2002. We anticipate marketing services revenues in the future will remain a very small percentage of overall revenues and will be focused on delivering online solutions compatible with our target eduPartners market.

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

Operating Expenses

Cost of Product — Related Party (Baker & Taylor)

Cost of product — related party consists of the cost of products sold to customers. Cost of product — related party increased to $10.6 million for the year ended December 31, 2002 from $7.9 million for year ended December 31, 2001. This increase was primarily attributable to our increased sales volume. We expect that cost of product — related party will increase in absolute dollars as eduPartners and our customer base expands.

Cost of Shipping — Related Party (Baker & Taylor)

Cost of shipping — related party consists of outbound shipping. Cost of shipping increased to $1.0 million for the year ended December 31, 2002 from $0.7 million for year ended December 31, 2001. This increase was primarily attributable to our increased sales volume. Also, for the year ended December 31, 2002, shipping revenue exceeded cost of shipping — related party by $0.3 million or 34%. For the year ended December 31, 2001, shipping revenue exceeded cost of shipping — related party by $0.2 million or 36%. We will continue to offer competitive, value-based shipping prices to our customers and we expect that shipping revenue will continue to exceed cost of shipping in 2003. We recognize this action, when compared to free or flat-rate shipping models, may negatively impact our ability to aggressively expand eduPartners and our customer base.

Effective October 1, 1999 we amended the documents governing our relationship with Baker & Taylor. The amendment provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by Baker & Taylor. Effective with the amendment of our agreement with Baker & Taylor on October 1, 1999, we have included in “cost of product—related party” in our statement of operations the cost of purchased books from Baker & Taylor, we included in “cost of shipping—related party” the cost of shipping charges from Baker & Taylor and we included in marketing and sales the cost of other services including website content and customer database management charged from Baker & Taylor. These agreements have served to reduce cost of product—related party (Baker & Taylor) as a percentage of revenue and increase marketing and sales expense as a percentage of revenue.

Cost of Marketing Services

Cost of marketing services includes personnel costs associated with the implementation of our on campus marketing programs and other directly identifiable costs associated with our online advertising and on campus promotions. There were no significant costs of marketing services for the year ended December 31, 2002, a decrease from the approximate $45,000 of expenses recorded during the year ended December 31, 2001. This decrease was primarily attributable to our decision to cease development of our on-campus marketing services programs.

Marketing and Sales

Marketing and sales expense consists primarily of advertising and promotional expenditures, credit card processing fees and payroll and related expenses for personnel engaged in marketing and sales. Marketing and sales expense increased to $2.8 million for the year ended December 31, 2002 from $2.5 million for the year ended December 31, 2001. This increase was primarily attributable to higher costs associated with sales and marketing fees related to our agreement with Baker & Taylor, increased credit card processing fees associated with higher sales levels and higher sales staffing levels and related expense.

Certain marketing and sales expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as marketing and sales expense and we expect these costs will increase in absolute dollars as we expand our business.

There were no significant advertising expenses recorded for the year ended December 31, 2002, a decrease from approximately $30,000 recognized during the year ended December 31, 2001. This decrease was primarily attributable to the elimination of marketing and brand building expenses associated with the promotion of our on-campus marketing services programs and original mass-market collegiate textbook sales model.

We anticipate future marketing services revenue will focus on online solutions compatible with our eduPartners focus that leverage our website and opt-in customer email database and can be managed internally with existing resources. As a result of this focus and the considerably lower costs associated with marketing and promoting eduPartners, we expect advertising and sales and marketing staffing expenses to grow as we expand our business, but remain lower in absolute dollars than historical levels associated with our original mass-market collegiate textbook sales model and on-campus collegiate marketing services network. We anticipate credit card processing fees will continue to increase in absolute dollars as our revenues increase.

Product Development

Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense decreased to $0.2 million for the year ended December 31, 2002 from $0.3 million for year ended December 31, 2001. This decrease was primarily attributable to general cost reductions associated with our technology development efforts and the streamlining and simplification of our website consistent with our eduPartner model. We anticipate our product development expenses will increase modestly during 2003 to support the continued growth of eduPartners and to update and maintain a functional, stable and scalable eCommerce enterprise.

General and Administrative

General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $1.3 million for the year ended December 31, 2002 from $3.1 million for year ended December 31, 2001. This decrease was primarily attributable to lower executive compensation, professional services, depreciation, administrative expenses and the recovery of previously written off receivables during the year ended December 31, 2002. During the year ended December 31, 2002, we received a $252,000 payment for a prepaid marketing balance that was previously written off as uncollectable. Consistent with efforts taken in other areas of our business, we have worked to reduce the overhead associated with managing and growing our enterprise. As a result of these efforts and the considerably lower costs associated with supporting our eduPartners model, we expect general and administrative expenses to grow as we expand our business, but remain lower in absolute dollars than historical levels associated with our original mass-market collegiate textbook sales model and on-campus collegiate marketing services network.

Non-Cash Compensation

Non-cash compensation expense consists of expenses related to the granting of employee options measured based on the intrinsic value of the stock option. Non-cash compensation expense decreased to $0.4 million for the year ended December 31, 2002 from $0.8 million for year ended December 31, 2001. This decrease was primarily attributable to lower residual un-amortized non-cash compensation balances associated with employee options during the year ended December 31, 2002.

Other Income/Expense

During the year ended December 31, 2001 and December 31, 2002 we sold or disposed of certain fixed assets that were no longer critical to the successful execution of our business plan. The disposal of these assets resulted in a loss or expense of approximately $4,000 and $38,000 during the year ended December 31, 2002 and 2001, respectively.

Interest Income, net

Interest income, net consists of interest income on our cash and cash equivalents and investments, and interest expense attributable to our convertible notes payable. Interest income, net was $0.3 million for the year ended December 31, 2002 compared to $0.6 million for the year ended December 31, 2001. This decrease was primarily attributable to lower interest rates earned on cash and cash equivalent and short-term investment balances during the year ended December 31, 2002.

Income Taxes

As of December 31, 2002 and December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of $61.3 million and $59.2 million, respectively, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. Changes in the ownership of our common stock, as defined in the Internal Revenue Code of 1986, as amended, may restrict the utilization of such carryforwards. See Note 10 to our consolidated financial statements.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net Sales

Net sales decreased to $12.5 million for the year ended December 31, 2001 from $28.5 million for year ended December 31, 2000, from lower textbook and marketing services revenues as a result of our focus on the growth and development of our eduPartners program. Net product revenues in our eduPartners program increased to approximately $9.3 million for the year ended December 31, 2001 from approximately $7.3 million for the year ended December 31, 2000. The decrease in overall revenues is attributed largely to a sharp reduction in revenues from our original mass-market college targeted textbook sales model. This reduction was largely attributed to our focused growth from our eduPartners program and the elimination of significant national marketing expenditures and promotions historically expended to drive college students to our website.

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

Cost of Shipping — Related Party (Baker & Taylor)

Cost of shipping — related party consists of outbound shipping. Cost of shipping decreased to $0.7 million for the year ended December 31, 2001 from $2.2 million for year ended December 31, 2000. This decrease was primarily attributable to our decreased sales volume. Also, for the year ended December 31, 2001, shipping revenue exceeded cost of shipping — related party by $0.2 million or 36%. For the year ended December 31, 2000, cost of shipping – related party actually exceeded shipping revenue by $0.4 million or 24%. In the fourth quarter of 2000, we increased our shipping rates to ensure that shipping revenue exceeded cost of shipping on most orders and have continued that policy in 2001.

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

Marketing and Sales

Marketing and sales expense consists primarily of advertising and promotional expenditures, credit card processing fees and payroll and related expenses for personnel engaged in marketing, including the expenses previously associated with the maintenance and development of our nationwide network of student representatives. Marketing and sales expense decreased to $2.5 million for the year ended December 31, 2001 from $24.2 million for the year ended December 31, 2000. This decrease was primarily attributable to the elimination of marketing and brand building expenses associated with the promotion of our original mass-market collegiate textbook sales model, lower sales and marketing expenses associated with our agreement with Baker & Taylor and the elimination of our network of student representatives.

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

General and Administrative

General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $3.1 million for the year ended December 31, 2001 from $6.4 million for year ended December 31, 2000. This decrease was primarily attributable to reduction in executive and administrative personnel and professional services expenses during 2001. Consistent with efforts taken in other areas of our business, we have worked to reduce the overhead associated with managing and growing our enterprise. During 2001 we renegotiated vendor agreements associated with our previous cost structure and reduced ongoing administrative expenses.

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

SEASONALITY

We experience significant seasonality in our results of operations. Due to the academic calendar and the seasonal nature of the textbook industry, our peak selling periods have historically been August/September and January/February, when college students return to school and new semesters begin. However, consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, our peak selling period during the year ended December 31, 2001 and 2002 was the July/August/September back-to-school season. During 2002, approximately 87% of our revenues were recognized in this period. We expect this trend to continue as we extend eduPartners’ leadership position in the private middle and high school market. While many private middle and high school institutions have an active book buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to expand eduPartners more deeply into the college and distance learning markets. This would result in more balanced selling seasons between fall and winter. However, based upon our current eduPartners school mix, we may continue to experience fluctuations in quarterly operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had $18.5 million of cash, cash equivalents and short term investments. As of that date, our principal commitments consisted of obligations outstanding under operating leases, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

During the year ended December 31, 2002, we generated $1.6 million in cash from operating activities. Net cash generated from operating activities was $0.4 million for the year ended December 31, 2001. Net cash used in operating activities was $27.5 million the year ended December 31, 2000, consisting primarily of net losses adjusted for changes in accounts receivable, accounts payable and accrued expenses.

During the year ended December 31, 2002, net cash used in investing activities was $1.5 million, consisting primarily of the purchase of short-term investments. Net cash generated from investing activities was $0.8 million for the year ended December 31, 2001, consisting primarily of the sale of short-term investments and decrease in restricted cash. Net cash used in investing activities was $1.4 million for the year ended December 31, 2000, consisting primarily of purchases of computer equipment and fixtures and furniture.

Net cash provided by financing activities was $21,000, $0.2 million, and $36.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by financing activities during the year ended December 31, 2002 consisted of net proceeds of $21,000 from the exercise of employee stock options. Net cash provided by financing activities during the year ended December 31, 2001 consisted primarily of net proceeds of $0.7 million from an outstanding warrant receivable and $0.6 million cash used to purchase treasury shares. Net cash provided by financing activities during the year ended December 31, 2000 consisted primarily of net proceeds of $35.8 million from the issuance of common stock.

The following table provides an overview or our aggregate contractual obligations as of December 31, 2002:

Payments due by period ($ thousands)

		<1	1-3	3-5	>5
Contractual Obligations	Total	Year	Years	Years	Years

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	$258	$136	$122	$—	$—
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	$—	$—	$—	$—	$—

Total	$258	$136	$122	$—	$—

Based upon our current and expected cost structure and recent growth levels within the eduPartners program, we believe we are positioned to improve upon the financial performance of 2002. However, we intend to increase spending on the development of eduPartners and relationships with other related businesses. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

RECENT ACCOUNTING STANDARDS

Under Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” new accounting standards are adopted for the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of the new accounting standards will have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have no plans to transition to the fair value based method of accounting for stock-based employee compensation.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued by the Financial Accounting Standards Board in November 2002, and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. We do not expect adoption of the new accounting interpretations will have a material effect on its financial position or results of operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents are at fixed interest rates, and, therefore, the fair value of these instruments is affected by changes in market interest rates. However, as of December 31, 2002, all of our cash equivalents mature within three months. As of December 31, 2002, we believe the reported amounts of cash equivalents and short-term investments to be reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal. As of December 31, 2002 we were not subject to any material variable rate indebtedness.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Varsity Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Varsity Group Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 7, 2003

VARSITY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2000, 2001 and 2002
(in thousands, except share and per share data)

	2000	2001	2002

Net Sales
Product	$24,140	$10,698	$15,237
Shipping	1,767	889	1,309
Marketing Services	2,630	892	27

Total net sales	28,537	12,479	16,573

Operating Expenses
Cost of product – related party	21,273	7,931	10,558
Cost of shipping – related party	2,194	656	979
Cost of marketing services	385	45	—
Marketing and sales (including $1,619, $716 and $1,003 with related party at December 31, 2000, 2001 and 2002 respectively)	24,228	2,453	2,754
Product development	4,194	277	201
General and administrative	6,445	3,118	1,339
Non-cash compensation	4,593	816	388

Total operating expenses	63,312	15,296	16,219

Income / (loss) from operations	(34,775)	(2,817)	354

Loss on disposal of fixed assets	(295)	(38)	(4)
Interest income, net
Interest income	1,297	619	315
Interest expense	(251)	(4)	(4)

Interest income, net	1,046	615	311

Net income / (loss)	(34,024)	(2,240)	661

Net income / (loss) applicable to common stockholders	$(34,024)	$(2,240)	$661

Net income / (loss) per share
Basic	$(2.41)	$(0.13)	$0.04

Diluted	$(2.41)	$(0.13)	$0.04

Weighted average shares
Basic	14,103,751	16,644,375	16,086,035

Diluted	14,103,751	16,644,375	16,940,807

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2001 and 2002
(in thousands, except share and per share data)

	December 31,

	2001	2002

ASSETS
Current assets
Cash and cash equivalents	16,811	16,950
Short-term investments	—	1,500
Accounts receivable, net of allowance for doubtful accounts of $48 at December 31, 2001 and $13 at December 31, 2002 (including $20 and $0 with related party at December 31, 2001 and 2002, respectively)	71	263
Other	432	297

Total current assets	17,314	19,010
Fixed assets, net	204	41
Other assets	79	23

Total assets	$17,597	$19,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $0 and $111 with related party at December 31, 2001 and 2002, respectively)	$222	$203
Other accrued expenses and other current liabilities	196	573
Taxes payable	1,281	1,286

Total current liabilities	1,699	2,062
Long-term liabilities	—	—

Total liabilities	1,699	2,062

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2001 and 2002	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 16,871,062 and 17,098,666 shares issued at December 31, 2001 and 2002, respectively	2	2
Additional paid-in capital	87,458	87,638
Deferred compensation	(527)	(254)
Accumulated deficit	(70,461)	(69,800)
Treasury Stock, $.0001 par value, 957,063 shares at December 31, 2001 and 2002	(574)	(574)

Total stockholders’ equity	15,898	17,012

Total liabilities and stockholders’ equity	$17,597	$19,074

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1999
(IN THOUSANDS, EXCEPT SHARE DATA)

Varsity Group, Inc.
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2000, 2001 and 2002
(in thousands, except share data)

	Series A		Series B		Series C
	Convertible		Convertible		Convertible
Description	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock

	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt
Balance at December 31, 1999	2,071,420	—	6,933,806	1	8,928,571	1	2,643,277	1
Issuance of common stock – IPO							4,035,000	—
Issuance of common stock – ESPP							71,468	—
Issuance of common stock – options exercised							85,594	—
Issuance of restricted common stock to stockholder							350,000	—
Conversion of convertible preferred stock	(2,071,420)	—	(6,933,806)	(1)	(8,928,571)	(1)	8,966,879	1
Issuance of warrants:
AOL
Imperial Bank
Sallie Mae
Deferred compensation
Net Loss

Balance at December 31, 2000	—	—	—	—	—	—	16,152,218	2
Issuance of common stock – options exercised							52,177
Issuance of restricted common stock to stockholder							666,667
Purchase treasury stock
Deferred compensation
Sallie Mae warrants
Loan forgiveness
Payment of note receivable
Net loss

Balance at December 31, 2001	—	$—	—	$—	—	$—	16,871,062	$2
Issuance of common stock – options exercised							60,937
Issuance of restricted common stock to stockholder							166,667
Deferred compensation
Other non-cash transaction
Net profit

Balance at December 31, 2002	—	$—	—	$—	—	$—	17,098,666	$2

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Add'l Paid-In		Warrant	Deferred	Accum
Description	Capital	Notes Rec Stkholdr	Rec and Other	Comp.	Deficit	Treasury Stock	Totals

Balance at December 31, 1999	53,707	(124)	—	(7,341)	(34,197)	—	12,047
Issuance of common stock – IPO	35,822						35,823
Issuance of common stock – ESPP	104						104
Issuance of common stock – options exercised	24						24
Issuance of restricted common stock to stockholder	22						22
Conversion of convertible preferred stock	1						—
Issuance of warrants:
AOL	205						205
Imperial Bank	256						256
Sallie Mae	2,601		(707)				1,894
Deferred compensation	(5,455)			6,218			763
Net Loss					(34,024)		(34,024)

Balance at December 31, 2000	87,287	(124)	(707)	(1,123)	(68,221)	—	$17,114
Issuance of common stock – options exercised	13						13
Issuance of restricted common stock to stockholder	215			(215)			—
Purchase treasury stock						(574)	(574)
Deferred compensation	(57)			811			754
Sallie Mae warrants			707				707
Loan forgiveness		62					62
Payment of note receivable		62					62
Net loss					(2,240)		(2,240)

Balance at December 31, 2001	$87,458	$—	$—	$(527)	$(70,461)	$(574)	$15,898
Issuance of common stock – options exercised	21						21
Issuance of restricted common stock to stockholder	133			(133)			—
Deferred compensation	(18)			406			388
Other non-cash transaction	44						44
Net profit					661		661

Balance at December 31, 2002	$87,638	$—	$—	$(254)	$(69,800)	$(574)	$17,012

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2000, 2001 and 2002
(in thousands)

	2000	2001	2002

Operating activities:
Net profit / (loss)	$(34,024)	$(2,240)	$661
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,306	659	176
Bad debt expense	234	(35)	42
Loss on disposal and abandonment of fixed assets	455	529	4
Non-cash compensation	3,495	816	388
Other non-cash charges	256	—	44
Changes in operating assets and liabilities:
Accounts receivable, net	(852)	1,208	(234)
Deferred charges	1,024	—	—
Other current assets	3,775	283	135
Accounts payable	(572)	(688)	(19)
Lease liability	368	(368)	—
Deferred revenue	181	(201)	—
Other accrued expenses and other current liabilities	(3,377)	(240)	377
Taxes payable	214	460	5
Other non-current liabilities	38	(131)	—
Other non-current assets	—	317	56

Net cash (used in) provided by operating activities	(27,479)	369	1,635

Investing activities:
Additions to fixed assets	(1,257)	(18)	(28)
Increase in restricted cash	(264)	264	—
Purchase of short-term investments			(4,500)
Maturity of short-term investments	—	480	3,000
Proceeds from sale of fixed assets	100	62	11

Net cash (used in) provided by investing activities	(1,421)	788	(1,517)

Financing activities:
Proceeds from issuance of common stock	35,823	—	—
Proceeds from exercise of stock options	24	13	21
Proceeds from employee stock purchase plan	104	—	—
Proceeds from warrant subscription receivable	582	707	—
Purchase of treasury stock	—	(574)	—
Proceeds from line of credit	2,500	—	—
Proceeds from notes receivable from shareholder	—	62	—
Repayment of line of credit	(2,500)	—	—

Net cash provided by financing activities	36,533	208	21

Net increase in cash and cash equivalents	7,633	1,365	139
Cash and cash equivalents at beginning of period	7,813	15,446	16,811

Cash and cash equivalents at end of period	$15,446	$16,811	$16,950

Supplemental disclosure of cash flow information:
Cash paid for income taxes and interest	$17	$—	$—

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had $18.5 million of cash, cash equivalents and short-term investments. As of that date, the Company’s principal commitments consisted of obligations outstanding under operating leases, accounts payable and accrued liabilities. Although the Company has no material commitments for capital expenditures, it may experience increases in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

During the year ended December 31, 2002, the Company recorded net income of $0.7 million and generated $1.6 million in cash from operating activities. Prior to the year ended December 31, 2002, the Company incurred substantial losses in every fiscal year since its inception. For the year ended December 31, 2001, the Company incurred a loss from operations of approximately $2.8 million and positive cash flows from operations of $0.4 million. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $34.8 million and negative cash flows from operations of $27.5 million. For the year ended December 31, 1999, the Company incurred a loss from operations of approximately $31.9 million and negative cash flows from operations of $29.4 million. As of December 31, 2001 and 2002 the Company had accumulated deficits of approximately $70.5 million and $69.8 million, respectively.

The Company expects operating profits and positive cash flows from operations to continue in 2003. However, the Company intends to increase spending on the development of eduPartners and relationships with other related businesses. The Company currently anticipates that available funds will be sufficient to meet its anticipated needs for working capital and capital expenditures. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm the Company’s results of operations and financial condition.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts receivable consists primarily of amounts due from member institutions of the Company’s partnership program. The Company monitors its accounts receivable balances to assess any collectability issues. The Company recorded an allowance for potentially uncollectable receivables of $47,582 and $12,500 at December 31, 2001 and 2002, respectively. The allowance for potentially uncollectable receivables is included as a reduction of accounts receivable in the accompanying consolidated balance sheet. Bad debt expense for the year ending December 31, 2000 and 2001 was $233,821 and $(35,091), respectively. Bad debt expense for the year ending December 31, 2002 was $42,231, excluding the recovery of a $252,000 prepaid marketing balance that had previously been written off as uncollectable. The negative bad debt expense recorded for the year ending December 31, 2001 was attributable to the collection of previously written-off receivables. Write-offs for the years ended December 31, 2000, 2001 and 2002 totaled $97,384, $106,159, and $66,803, respectively.

SHORT-TERM INVESTMENTS

Short-term investments consist of corporate fixed income bonds with a maturity date in excess of three months. There were no short-term investments at December 31, 2001.

RELIANCE ON SINGLE SUPPLIER

The Company relies on a single supplier as its current sole provider of textbooks, fulfillment and shipping services (see Note 3). While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by the current supplier could materially harm the business. The controlling shareholder of this supplier was a 13% owner of the Company’s common stock at December 31, 2003 (See Notes 3 and 7).

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

FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Software	18months
Website development	18months
Computer equipment	3years
Furniture and fixtures	5years

LONG-LIVED ASSETS

The Company’s policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recognizes an impairment loss when the sum of expected undiscounted net future cash flows is less than the carrying amount of the assets. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its book value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

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

MARKETING AND SALES

The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” As such, the Company expenses the cost of communication advertising as incurred. Advertising expense was approximately $7.0 million, $30,000 and approximately $(6,354) for the years ended December 31, 2000, 2001 and 2002, respectively. The negative advertising expense recorded for the year ending December 31, 2002 was largely attributable to the write-off of previously recorded advertising related payables.

Payments to partnership program schools are accrued as the related revenue is earned. Such amounts are included as a component of marketing and sales expense in the accompanying consolidated statements of operations. The Company recognized an expense of approximately $397,000, $310,000 and $327,000 for payments earned by partnership program schools for the year ended December 31, 2000, 2001, and 2002, respectively.

Effective October 1, 1999 the Company amended the documents governing its relationship with Baker & Taylor. The amendment provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by Baker & Taylor. Effective with the amendment of the Company’s agreement with Baker & Taylor on October 1, 1999, the Company has included in “cost of product—related party” in its statement of operations the cost of purchased books from Baker & Taylor, the cost of shipping charges from Baker & Taylor in “shipping—related party”, and the cost of other services including website content and customer database management charged by Baker & Taylor in the “marketing and sales” section of its statement of operations. These agreements have served to reduce cost of product—related party (Baker & Taylor) as a percentage of revenue and increase marketing and sales expense as a percentage of revenue.

PRODUCT DEVELOPMENT

Product development expenses consist principally of payroll and related expenses for systems personnel and consultants. In the year ended December 31, 2001 and 2002, respectively, all product development costs were expensed as incurred due to the short useful life of those improvements. During the year ended December 31, 2000, approximately $623,000 of certain website development costs were capitalized. During the second quarter of 2001 the unamortized balance of $113,429 was written off as the capitalized website development costs were no longer critical to support the business. However, these costs were scheduled to be fully amortized by September 30, 2001, therefore resulting in no additional expense for the year ending December 31, 2001.

STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently has no plans to transition to the fair value based method of accounting for stock-based employee compensation.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its employee stock options and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income/(loss) and income/(loss) per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,

	2000	2001	2002

Net income / (loss) as reported	$(34,024)	$(2,240)	$661
Add: SFAS No. 123 stock-based compensation expense	(2,665)	(1,296)	(1,036)
Less: APB No. 25 stock-based compensation expense	958	754	388

Pro forma net income / (loss)	$(35,731)	$(2,782)	$13

Net income/ (loss) per share as reported
Basic	$(2.41)	$(0.13)	$0.04
Diluted	$(2.41)	$(0.13)	$0.04
Pro forma net income/ (loss) per share
Basic	$(2.53)	$(0.17)	$0.00
Diluted	$(2.53)	$(0.17)	$0.00

The weighted-average fair value of options granted during the years ended December 31, 2000, 2001 and 2002 was approximately $2.38, $0.28 and $0.70 respectively, based on the Black-Scholes option pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2000: dividend yield of 0.0%; expected volatility of 74.0%; risk-free interest rate of 6.0 to 6.4%; expected term of 2 to 5 years. The following assumptions were used for grants during the year ended December 31, 2001: dividend yield of 0.0%; expected volatility of 75.0%; risk-free interest rate of 5.5%; expected term of 2 to 5 years. The following assumptions were used for grants during the year ended December 31, 2002: dividend yield of 0.0%; expected volatility of 75.0%; risk-free interest rate of 5.25%; expected term of 2 to 6 years.

COMPREHENSIVE INCOME

There are no material differences between net income and comprehensive income.

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

RECENT ACCOUNTING STANDARDS

Under Statement of Financial Accounting Standards No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” new accounting standards are adopted for the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of the new accounting standards will have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently has no plans to transition to the fair value based method of accounting for stock-based employee compensation.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued by the Financial Accounting Standards Board in November 2002, and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. The Company does not expect adoption of the new accounting interpretations will have a material effect on its financial position or results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to fiscal year 2001 and 2002 presentation. These changes have no impact on previously reported results of operations or shareholders equity.

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

Effective October 1, 1999, the Company entered into a new Operating Agreement with Baker & Taylor and amended the other agreements governing the Company’s operating relationship with Baker & Taylor. Subject to certain exceptions related to obligations for existing customers, Baker & Taylor agreed for a period of 18 months not to provide direct-to-customer fulfillment services for any online textbook retailer serving students at colleges and universities, distance learning programs and high schools located in the United States that require students to purchase their textbooks . In return, the Company agreed to use Baker & Taylor as its principal supplier. The exclusivity is automatically extended each semester to remain at 18 months as long as the Company and Baker & Taylor agree on the amount of inventory Baker & Taylor needs to acquire for the upcoming semester. The agreement provides that Baker & Taylor would provide its services initially for three years, subject to automatic annual extensions after the initial period. The amendment provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including web page content and customer database management. Effective May 16, 2001, the Company modified certain elements of its Operating Agreement with Baker & Taylor regarding service levels and values. As of December 31, 2002, approximately $111,000 in payables and related accruals were due Baker & Taylor. As of December 31, 2001, Baker& Taylor owed the Company approximately $20,000 in receivables and related accruals.

4.     FIXED ASSETS

Fixed assets consist of the following at December 31, (in thousands):

	2001	2002

Computer equipment	$723	$716
Software	68	72
Website development	16	16
Furniture and fixtures	18	18
Intangibles	7	7

	832	829
Less: accumulated depreciation	(628)	(788)

Fixed assets, net	$204	$41

Depreciation and amortization expense was approximately $1.3 million, $659,000 and $176,000 for the years ended December 31, 2000, 2001 and 2002, respectively. For the years ending December 31, 2000, 2001 and 2002 the Company recorded approximately $160,000, $529,000 and $4,000, respectively, of fixed asset write off expense associated with underutilized assets which were no longer critical to supporting our businesses.

5.     COMMITMENTS AND CONTINGENCIES

LEASES

Our headquarters is located at 1850 M Street, Suite 1150, Washington, D.C. We currently lease approximately 4,400 square feet pursuant to a lease that is scheduled to expire on November 14, 2004. The Company was previously headquartered at 1130 Connecticut Avenue, Suite 350, Washington, D.C. At this previous site, we leased an aggregate of approximately 3,200 square feet pursuant to a lease that expired on November 30, 2002.

The Company previously leased office space in Washington, D.C. under a noncancelable operating lease. On March 8, 2001 the Company terminated the operating lease for its office space. Under the terms of this settlement, the Company effectively agreed to pay all rents through March 2001 and a buyout amount of approximately $237,000 for the remaining lease term. Approximately $368,000 of additional rent costs were accrued at December 31, 2000. This amount includes the buyout of $237,000 and approximately $131,000 of rent expense associated with idled office space in 2001 prior to the settlement.

Rent expense under operating leases was approximately $0.4 million and $0.1 million for the years ended December 31, 2001 and 2002, respectively. The remaining lease payments associated with the current operating lease total approximately $0.1 million for the year ended December 31, 2003 and $0.1 million for the year ended December 31, 2004.

LEGAL PROCEEDINGS

The Company is a party to various other legal proceedings and claims incidental to their business. Management does not believe that these matters will have a material adverse effect on the results of operations or financial condition of the Company.

6.     STOCKHOLDERS’ EQUITY

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

WARRANTS

On December 8, 1998, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 144,642 shares of the Company’s common stock. Additional warrants to purchase 16,065 shares were issued to the holders of the notes in February 1999.

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

On January 19, 2000, in connection with a line of credit agreement that has since expired, the Company issued warrants to purchase 37,500 shares of its common stock at an exercise price of $10 per share.

In August 2000, the Company issued warrants to a third party to purchase up to 50,000 shares of common stock at an exercise price of $1.06 per share in return for certain advisory and consulting services. The Company recorded a charge based upon the fair market value of the warrants in the amount of $43,500 which is reflected as a component of general and administrative expense in 2002.

No warrants were issued during the years ended December 31, 2001 and 2002, respectively. As of December 31, 2001 and 2002, no warrants had been exercised. Warrants to purchase 467,850 shares of the Company’s common stock were outstanding at December 31, 2001 and December 31, 2002.

7.     STOCK-BASED COMPENSATION

On October 2, 1998, the Company adopted the 1998 Stock Plan, under which incentive stock options, non-qualified stock options or stock rights, or any combination thereof may be granted to the Company’s employees. The board of directors, or a Committee appointed by the Board, administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years and vesting periods between 24 and 60 months. Vested options held at the date of termination may be exercised within three months. The Board of Directors may terminate the Plan at anytime.

Stock option activity was as follows (amounts in thousands, except per share data):

			Weighted
	Number of		Average
	Stock		Exercise
	Options	Exercise Price	Price

Outstanding, December 31, 1999	1,852
Granted	2,926	0.656 – 10.00	3.44
Exercised	(85)	0.20 – 6.04	0.29
Cancelled	(3,028)	0.20 – 10.00	2.51

Outstanding, December 31, 2000	1,665
Granted	1,933	0.24 – 0.73	0.49
Exercised	(52)	0.20 – 0.344	0.25
Cancelled	(850)	0.20 – 10.00	0.27

Outstanding, December 31, 2001	2,696
Granted	823	0.84 – 1.45	1.23
Exercised	(61)	0.30 – 0.35	0.34
Cancelled	(356)	0.30– 10.00	0.84

Outstanding, December 31, 2002	3,102

As of December 31, 2002 the Company has reserved an additional 891,951 shares of its common stock for future option grants. There are 5.5 million shares authorized under the Company’s Stock Option Plan.

The following table summarizes information about options at December 31, 2002.

	Options Outstanding			Options Exercisable

		Weighted Avg.
Range of Exercise		Remaining	Weighted Avg.		Weighted Avg.
Price	Number Outstanding	Contractual Life	Exercise Price	Number Outstanding	Exercise Price

	(thousands)	(years)		(thousands)
$0.24 - $0.50	632	7.75	$0.33	591	$0.33
$0.60 - $1.06	1,241	8.58	$0.80	792	$0.81
$1.10 - $1.45	673	9.90	$1.27	—	—
$2.00 - $3.00	82	7.30	$2.69	62	$2.69
$6.00 - $7.00	7	6.24	$6.04	7	$6.04
$8.00 - $10.00	467	7.00	$9.99	358	$9.99

Total	3,102	8.42	$2.25	1,811	$2.56

As of December 31, 2000, 2001 and 2002, the weighted average remaining contractual life of the options was 8.8, 9.0 and 8.4 years, respectively.

No options were granted during the year ended December 31, 2002 or December 31, 2001 that were deemed to be compensatory and, therefore, no deferred compensation was recorded. Options granted during the year ended December 31, 2000, excluding those granted to the Company’s Chief Executive Officer as discussed below, resulted in deferred compensation of $1.5 million. The amounts recorded represent the difference between the exercise price and the deemed fair value (the fair value per share was derived by reference to the preferred stock values since inception with ratable increases between preferred stock issuance dates prior to the initial public offering or the NASDAQ or OTC Bulletin Board stock price on the date of issuance following the initial public offering) of the underlying common stock on the date of grant. Amortization of deferred compensation for these options was $958,366, $15,548 and $2,306 for the years ended December 31, 2000, 2001, and 2002, respectively, and is included in the accompanying consolidated statements of operations.

Effective August 1, 1999, the Company sold 207,077 shares of its common stock to Eric Kuhn, its Chief Executive Officer, in exchange for a $62,123 promissory note and 207,077 shares of its common stock to Tim Levy, its Executive Vice President, Development, in exchange for a $62,123 promissory note. Mr. Levy’s shares accelerated upon his separation, which was effective March 15, 2000. The Company has established that the fair value of the underlying stock for the sale of common stock was in excess of the exercise price. As a result, the Company recorded deferred compensation of $2.7 million during August 1999. Amortization of deferred compensation was $1,650,715, $232,651 and $0 for the years ended December 31, 2000, 2001, and 2002, respectively, and is included in non-cash compensation in the accompanying consolidated statement of operations. Non-cash compensation is being charged to operations over the vesting period of the underlying shares and options. On March 22, 2001, the Company cancelled Mr. Kuhn’s promissory note and forgave the full outstanding balance of $62,123. On August 31, 2001, Mr. Levy paid the Company in full for the outstanding balance and interest associated with his promissory note.

Effective August 24, 1999, the Company’s Chief Executive Officer was granted an option to purchase 138,052 shares of the Company’s common stock at an exercise price of $0.30 per share. This option vests in equal monthly installments over each of the subsequent 48 months of service. Also, on December 17, 1999, the Company granted to its Chief Executive Officer an option to purchase 345,470 shares of the Company’s common stock at an exercise price of $10 per share. The Company has established that the fair value of the underlying stock for the grant of options was in excess of the exercise price. As a result, the Company recorded deferred compensation of $1.9 million during the year ended December 31, 1999. Amortization of deferred compensation expense associated with these transactions for years ended December 31, 2000, 2001 and 2002 was $887,448, $463,770 and $242,383, respectively, and is included in non-cash compensation in the accompanying consolidated statement of operations. Non-cash compensation is being charged to operations over the vesting period of the underlying shares and options.

On December 21, 2000 the Company sold 350,000 shares of its common stock to its Chief Executive Officer at par value, or $0.0001 per share. The shares initially carry a restricted legend which limits their ability to be sold or transferred and is removed in equal increments over a 24 month period, based upon the Chief Executive Officer’s continued employment with the Company. The Company has established that the fair value of the sale of common stock was in excess of the exercise price. As a result, the Company recognized $21,840 of compensation expense in the year ended December 31, 2000. This expense is included in non-cash compensation in general and administrative expense in the accompanying consolidated statement of operations.

During the year ending December 31, 2001, the Company sold 666,667 shares of its common stock at a price of $0.001 to members of senior management and its Board of Directors. The shares initially carry a restricted legend which limits their ability to be sold or transferred and is removed in equal increments over a 24 or 36 month period, based upon their continued service to the Company. The Company has established that the fair value of the underlying stock for the sale of common stock is in excess of the related sales price. As a result, the Company recorded deferred compensation expense of $215,033 associated with this transaction. Amortization of deferred compensation expense associated with these transactions for the year ending December 31, 2001 and December 31, 2002 was $42,313 and $90,021, respectively, and is included in non-cash compensation in the accompanying consolidated statement of operations.

During the year ending December 31, 2002, the Company sold 166,667 shares of its common stock at a price of $0.001 to a member of its Board of Directors. The shares initially carry a restricted legend which limits their ability to be sold or transferred and is removed in equal increments over a 24 month period, based upon their continued service to the Company. The Company has established that the fair value of the underlying stock for the sale of common stock is in excess of the related sales price. As a result, the Company recorded deferred compensation expense of $133,317 associated with this transaction. Amortization of deferred compensation expense associated with these transactions for the year ending December 31, 2002 was $52,771 and is included in non-cash compensation in the accompanying consolidated statement of operations.

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

8.     EARNINGS (LOSS) PER SHARE

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

Options and warrants to purchase 1.67 million and 542,850 shares, respectively, of common stock were outstanding during the year ended December 31, 2000 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 2.70 million and 467,850 shares, respectively, of common stock were outstanding during the year ended December 31, 2001 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Options and warrants to purchase 1.2 million and 305,350 shares, respectively, of common stock were outstanding during the year ended December 31, 2002 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company’s Series A preferred stock, which was converted into 1,035,706 shares of the Company’s common stock, was outstanding during calendar 1998, 1999 and 2000, but was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company’s Series B and Series C preferred stock, which were converted into 3,466,897 and 4,464,276 shares, respectively, of common stock were outstanding during 1999 and 2000 but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

9.     INCOME TAXES

The Company did not provide any current or deferred federal or state tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

At December 31, 2000, 2001 and 2002, the Company had net operating loss carryforwards of approximately $54.8 million, $59.2 million, and $61.3 million, respectively, related to federal and state jurisdictions. These net operating loss carryforwards will begin to expire at various times beginning 2018. For federal and state tax purposes, a portion of the Company’s net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2000	2001	2002

Deferred tax assets:
Net operating loss /other carryforwards	$22,141	$22,673	$23,266
Financing, start-up and other costs	112	258	244
Accrued expenses	683	474	477

Total deferred tax assets	22,936	23,405	23,987
Valuation allowance	(22,836)	(23,300)	(23,854)

Net deferred tax asset	100	105	133
Deferred tax liabilities:
Depreciation and amortization	(100)	(105)	(133)

Net deferred tax asset	$—	$—	$—

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

The information called for by Items 10-13 is incorporated by reference from the Company’s 2003 Annual Meeting of Shareholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.      EXECUTIVE COMPENSATION

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On October 2, 1998, the Company adopted the 1998 Stock Plan, under which incentive stock options, non-qualified stock options or stock rights, or any combination thereof may be granted to the Company’s employees. There are 5.5 million shares authorized under the Stock Plan.

The following table summarizes equity compensation plans as of December 31, 2002.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding	exercise price of	(excluding
	options, warrants	outstanding	securities
	and rights	options, warrants	reflected in column
	(thousands)	and rights	(thousands)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,102	$2.25	893
Equity compensation plans not approved by security holders	—	—	—

Total	3,102		893

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14.      CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, our Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and design of our disclosure controls and procedures (as defi9ned in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)	1. Consolidated Financial Statements. The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 of this Form 10-K:

(a)	Report of Independent Accountants

(b)	Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002

(c)	Consolidated Balance Sheets as of December 31, 2001 and 2002

(d)	Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2000, 2001 and 2002

(e)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002

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

EXHIBIT	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.
3.2(1)	Amended and Restated By-laws of the Company.
4.1(1)	Specimen Certificate of the Company’s common stock.
10.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.
10.2(1)*	1998 Stock Option Plan.
10.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999
10.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10.7(1)*	Agreement for Eric J. Kuhn.
10.11(1)*	Employee Stock Purchase Plan.
21.1(1)	List of Subsidiaries of the Company.
23.1	Consent of PriceWaterhouseCoopers LLP
24.1	Power of Attorney (included on Signature Page to this report).

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).
*	Indicates a management contract or compensatory plan or arrangement

(B)      REPORTS ON FORM 8-K.

None.

(C)      EXHIBITS.

The Company hereby files as part of this Form 10-K the exhibits listed on the Exhibit Index referenced in Item 14(a)(3) above. Exhibits can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Washington, D.C., 20549. In addition we are required to file electronic versions of these documents with the Commission through the Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

(D)      FINANCIAL STATEMENT SCHEDULES.

The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Washington, District of Columbia, on the 28th day of March, 2003.

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

Signature	Title	Date
/s/ Eric J. Kuhn Eric J. Kuhn	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 28, 2003

/s/ Jack M Benson Jack M Benson	Chief Financial Officer	March 28, 2003

/s/ John Kernan John Kernan	Director	March 28, 2003

/s/ Allen L. Morgan Allen L. Morgan	Director	March 28, 2003

/s/ Andrew Oleszczuk Andrew Oleszczuk	Director	March 28, 2003

/s/ James S. Ulsamer James S. Ulsamer	Director	March 28, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric J. Kuhn, certify that:

1.	I have reviewed this annual report on Form 10-K of Varsity Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By	/s/ Eric J.Kuhn Eric J. Kuhn Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack M. Benson, certify that:

1.	I have reviewed this annual report on Form 10-K of Varsity Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By	/s/ Jack M. Benson Jack M. Benson Chief Financial Officer

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.
3.2(1)	Amended and Restated By-laws of the Company.
4.1(1)	Specimen Certificate of the Company’s common stock.
10.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.
10.2(1)*	1998 Stock Option Plan.
10.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999
10.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10.7(1)*	Agreement for Eric J. Kuhn.
10.11(1)*	Employee Stock Purchase Plan.
21.1(1)	List of Subsidiaries of the Company.
23.1	Consent of PriceWaterhouseCoopers LLP
24.1	Power of Attorney (included on Signature Page to this report).

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).
*	Indicates a management contract or compensatory plan or arrangement