Form 10-Q
period 2003-03-31
VARSITYBOOKS COM INC
filed 2003-05-14
CIK 1069502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-28977

VARSITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1876848
(State of Incorporation) 1850 M Street, Suite 1150 Washington, D.C. (Address of Principal Executive Offices)	IRS Employer (Identification Number) 20036 (Zip Code)

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
DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes______No______

     As of May 1, 2003, the registrant had 16,500,157 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2003

INDEX

		Page Number

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed consolidated statements of operations for the
	three months ended March 31, 2002 and 2003	3

	Condensed consolidated balance sheets as of December 31,
	2002 and March 31, 2003	4

	Condensed consolidated statements of cash flows for the
	three months ended March 31, 2002 and 2003	5

	Notes to condensed consolidated financial statements	6

Item 2.	Management's Discussion and Analysis of Financial	6
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Changes in Securities	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

PART I.
FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,

	2002	2003

Net sales:
Product	$703	$1,068
Shipping	82	155
Marketing services	14	—

Total net sales	799	1,223

Operating expenses
Cost of books – related party	501	776
Cost of shipping – related party	46	91
Cost of marketing services	—	—
Marketing and sales (including $38 and $52 with related party for three months ended March 31, 2002 and 2003, respectively)	301	400
Product development	35	55
General and administrative	338	350
Non-cash compensation	100	69

Total operating expenses	1,321	1,741

Loss from operations	(522)	(518)

Other income, net:
Interest income	57	74
Other income	—	—

Other income, net	57	74

Net loss	$(465)	$(444)

Net loss per share:
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares:
Basic and diluted	15,973,703	16,211,126

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS

	December 31, 2002	March 31, 2003

		(unaudited)
Current assets:
Cash and cash equivalents	$16,950	$14,738
Short-term investments	1,500	3,000
Accounts receivable, net of allowance of doubtful accounts of $13 at December 31, 2002 and $13 at March 31, 2003	263	285
Other current assets	297	332

Total current assets	19,010	18,355
Fixed assets, net	41	72
Other assets	23	23

Total assets	$19,074	$18,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including $111 with related party
at December 31, 2002 and $49 at March 31, 2003)	$203	$65
Other accrued expenses and other current liabilities	573	239
Taxes payable	1,286	1,271

Total current liabilities	2,062	1,575
Long-term liabilities	—	—

Total liabilities	2,062	1,575

Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2002 and March 31, 2003	—	—
Common stock: $.0001 par value, 60,000,000 shares authorized, 17,098,666 and 17,457,220 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	2	2
Additional paid-in capital	87,638	87,876
Deferred compensation	(254)	(185)
Accumulated deficit	(69,800)	(70,244)
Treasury Stock, $.0001 par value, 957,063 shares at December 31, 2001 and March 31, 2002	(574)	(574)

Total stockholders’ equity	17,012	16,875

		$
Total liabilities and stockholders’ equity	$19,074	18,450

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2002	2003

Operating activities:
Net loss	$(465)	$(444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	8
Bad debt expense	(11)	—
Non-cash compensation	100	69
Changes in operating assets and liabilities:
Accounts receivable, net	1	(22)
Other current assets	59	(35)
Accounts payable	(14)	(138)
Other accrued expenses and other current liabilities	(41)	(334)
Taxes payable	7	(15)
Other non-current assets	34	—

Net cash used in operating activities	(270)	(911)

Investing activities:
Additions to fixed assets	(10)	(39)
Increase in short-term investments	(3,000)	(1,500)

Net cash used in investing activities	(3,010)	(1,539)

Financing activities:
Proceeds from exercise of stock options	12	238

Net cash provided by financing activities	12	238

Net decrease in cash and cash equivalents	(3,268)	(2,212)
Cash and cash equivalents at beginning of period	16,811	16,950

Cash and cash equivalents at end of period	$13,543	$14,738

See accompanying notes to consolidated financial statements

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Operations

Varsity Group Inc. (the “Company”) is an Internet retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets nationwide. Varsity Group Inc. was incorporated on December 16, 1997 and launched its website in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly-owned subsidiaries, CollegeImpact.com, Inc. and VarsityBooks.com, LLC to assist in the overall management of its marketing and retailing activities, respectively.

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

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Operating results for the interim periods are not necessarily indicative of results for an entire year.

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

Readers are also urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and other reports and filings made with the Securities and Exchange Commission.

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

We were incorporated in December 1997 and began offering books for sale on our website on August 10, 1998. To date, our revenues have consisted primarily of sales of new textbooks. In January 1999 we created eduPartners, whereby we became the exclusive provider of new books and learning materials to a variety of learning institutions. This program is a cost-effective model that enables us to increase the number of customers and generate book sales that does not require the significant marketing and brand building expenses associated with our earlier model which focused on building a broad consumer brand offering promotions and deeply discounted textbook prices to entice college students to visit our website and purchase their textbooks from us.

During 2000, we began to focus resources on the growth and development of our eduPartner program and it is the foundation of our business today. In the quarter ending September 30, 2002, revenues from eduPartners accounted for approximately 98% of total book related revenues, an increase from the 69% share of total book related revenues eduPartners represented during the quarter ending September 30, 2000. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 130 schools in 2002, representing an 86% compounded annual growth rate over the last three years. As of May 2003, we were the exclusive new textbook supplier for approximately 200 educational institutions through our eduPartners program.

We expect eduPartners to remain the primary source of textbook revenues moving forward. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

We are able to reduce the overhead associated with textbook sales because we do not maintain individual on-site stores and we outsource our ordering, inventory, warehousing and fulfillment needs with Baker & Taylor, a leading distributor of books, videos and music products. We fulfill most of our textbook orders through Baker & Taylor with which we have a series of written agreements, the original term of which expired on October 1, 2002. Consistent with the terms of these agreements, each agreement automatically renewed for one year as neither party notified the other of any intention not to renew 180 days prior to the initial expiration date. There is no automatic renewal provision in these agreements beyond the current renewal period that expires on October 1, 2003. The agreements are terminable upon up to 30 days’ notice by either party in the event of a default.

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

During the three months ending March 31, 2003 the Company reported a net loss of approximately $0.4 million, down from a net loss of $0.5 million for the same period in 2002. Cash used in operating activities during the three months ending March 31, 2003 was approximately $0.9 million, up from approximately $0.3 million for the three months ending March 31, 2002.

Based upon our current cost structure and recent growth levels of the eduPartners program, we believe we are positioned to improve upon the financial performance of 2002. We intend to continue to increase spending on the development of eduPartners and relationships with other related businesses. Failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

Three Months Ended March 31, 2003
compared to
Three Months Ended March 31, 2002

Net Sales

Net sales increased to $1.2 million for the three months ended March 31, 2003 from $0.8 million for the three months ended March 31, 2002. This increase was primarily attributable to the Company’s success building revenues within the eduPartners program. Revenues from our eduPartners program increased to over $1.1 million for the three months ending March 31, 2003 from approximately $0.6 million for the same period in 2002. We did not record any marketing services revenue during the three months ended March 31, 2003, a decrease from the $14,000 recognized in the same period in 2002. No new significant marketing services contracts were signed during the three months ending March 31, 2003.

Operating Expenses

Cost of Books — Related Party (Baker & Taylor). Cost of books — related party consists of the cost of books sold to customers. Cost of books-related party increased to approximately $0.8 million for the three months ended March 31, 2003 from $0.5 million for the three months ended March 31, 2002. This increase was primarily attributable to our increased sales volume.

Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping to the customer. Cost of shipping increased to approximately $0.1 million for the three months ended March 31, 2003 from approximately $46,000 for the three months ended March 31, 2002. This increase was primarily attributable to our increased sales volume.

Marketing and Sales — Marketing and sales expense consists primarily of advertising and promotional expenditures, credit card processing fees and payroll and related expenses for personnel engaged in the marketing and expansion of eduPartners. Marketing and sales expense increased to $0.4 million for the three months ended March 31, 2003, from approximately $0.3 million for the three months ended March 31, 2002. This increase was primarily attributable to higher costs associated with sales and marketing fees related to our agreement with Baker & Taylor and higher sales staffing levels and related expense.

Certain marketing and sales expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as marketing and sales expense and we expect these costs will increase in absolute dollars as we expand our business.

Product Development — Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense increased to approximately $55,000 for the three months ended March 31, 2003 from $35,000 for the three months ended March 31, 2002. This decrease was primarily attributable to increased web development, consulting and personnel costs between periods.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased to $0.4 million for the three months ended March 31, 2003 from $0.3 million for the three months ended March 31, 2002. This increase was primarily attributable to increased personnel, rent and professional services expenses between periods.

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to the granting of employee options and restricted stock grants measured based on the intrinsic value of the stock option or grant. Non-cash compensation expense decreased to approximately $69,000 for the three months ended March 31, 2003 from $0.1 million for the three months ended March 31, 2002. This decrease was primarily attributable to lower amortized compensation expense for options issued before the Company’s initial public offering. Non-cash compensation expense is amortized based upon an accelerated expense schedule, resulting in higher than average expenses in the early years and lower than average expenses in the later years.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $74,000 for the three months ended March 31, 2003 compared to $57,000 for the three months ended March 31, 2002. Interest income increased largely due to higher cash balances under management between periods.

Income Taxes

As of March 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $61.5 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the three months ended March 31, 2003, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.

Liquidity and Capital Resources

As of March 31, 2003, we had $17.7 million of cash, cash equivalents and short term investments. As of that date, our principal commitments consisted of obligations outstanding, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2003 compared to $0.3 million net cash used in operations for the three months ended March 31, 2002. This increase was largely attributable to changes in accounts payable and accrued expenses.

Net cash used in investing activities was $1.5 million for the three months ended March 31, 2003 compared to net cash used in investing activities of $3.0 million for the three months ended March 31, 2002. This decrease was largely to smaller purchases of high-grade short-term investments during the period.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2003 and $12,000 for the three months ended March 31, 2002. Net cash provided by financing activities during the three months ending March 31, 2003 and March 31, 2002 consisted primarily of net proceeds from the exercise of employee stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at March 31, 2003, the change to the Company’s interest sensitive assets and liabilities would have an immaterial effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

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

Date:  May 14, 2003

Varsity Group Inc. By: /s/ JACK M BENSON Jack M Benson Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Eric J. Kuhn, certify that:

1.	I have reviewed this annual report on Form 10-Q of Varsity Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By	/s/ Eric J.Kuhn Eric J. Kuhn Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack M. Benson, certify that:

1.	I have reviewed this annual report on Form 10-Q of Varsity Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By	/s/ Jack M Benson Jack M Benson Chief Financial Officer