Form 10-Q
period 2003-06-30
VARSITYBOOKS COM INC
filed 2003-08-13
CIK 1069502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-28977

VARSITY GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1876848
(State of Incorporation)	IRS Employer (Identification Number)

1850 M Street, Suite 1150	20036
Washington, D.C	(Zip Code)
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
DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes           No

     As of August 1, 2003, the registrant had 16,517,408 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2003

PART I.
FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net sales:
Product	$303	$454	$1,006	$1,521
Shipping	34	63	116	218
Marketing services	—	—	14	—

Total net sales	337	517	1,136	1,739

Operating expenses
Cost of books – related party	188	287	689	1,063
Cost of shipping – related party	42	41	88	132
Cost of marketing services	—	—	—	—
Marketing and sales (including $52 and $80 with related party for three and six months ended June 30, 2003, respectively)	278	362	579	763
Product development	43	64	78	119
General and administrative	329	361	667	711
Tax related benefit	—	(515)	—	(515)
Non-cash compensation	113	63	213	130

Total operating expenses	993	663	2,314	2,403

Loss from operations	(656)	(146)	(1,178)	(664)

Other income, net:
Interest income	112	58	169	134
Other income	252	—	252	—

Other income, net	364	58	421	134

Net loss	$(292)	$(88)	$(757)	$(530)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average shares:
Basic and diluted	16,115,231	16,501,814	16,045,263	16,358,097

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS

	December 31, 2002	June 30, 2003

		(unaudited)
Current assets:
Cash and cash equivalents	$16,950	$14,396
Short-term investments	1,500	3,000
Accounts receivable, net of allowance of doubtful accounts of $13 at December 31, 2002 and at June 30, 2003	263	189
Other current assets	297	402

Total current assets	19,010	17,987
Fixed assets, net	41	128
Other assets	23	23

Total assets	$19,074	$18,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable (including $111 with related party at December 31, 2002 and $124 at June 30, 2003)	$203	$158
Other accrued expenses and other current liabilities	573	381
Taxes payable	1,286	743

Total current liabilities	2,062	1,282
Long-term liabilities	—	—

Total liabilities	2,062	1,282

Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2002 and June 30, 2003	—	—
Common stock: $.0001 par value, 60,000,000 shares authorized, 17,098,666 and 17,472,220 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	2	2
Additional paid-in capital	87,638	87,882
Deferred compensation	(254)	(124)
Accumulated deficit	(69,800)	(70,330)
Treasury Stock, $.0001 par value, 957,063 shares at December 31, 2002 and June 30, 2003	(574)	(574)

Total stockholders’ equity	17,012	16,856

Total liabilities and stockholders’ equity	$19,074	$18,138

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2002	2003

Operating activities:
Net loss	$(757)	$(530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	20
Bad debt expense	(15)	—
Non-cash compensation	213	130
Tax related benefit	—	(515)
Changes in operating assets and liabilities:
Accounts receivable, net	36	74
Other current assets	99	(105)
Accounts payable	(79)	(45)
Other accrued expenses and other current liabilities	(56)	(192)
Taxes payable	11	(29)
Other non-current assets	45	—

Net cash used in operating activities	(390)	(1,192)

Investing activities:
Additions to fixed assets	(11)	(107)
Increase in short-term investments	(3,000)	(1,500)
Proceeds from sale of fixed assets	11	—

Net cash used in investing activities	(3,000)	(1,607)

Financing activities:
Proceeds from exercise of stock options	12	245

Net cash provided by financing activities	12	245

Net decrease in cash and cash equivalents	(3,378)	(2,554)
Cash and cash equivalents at beginning of period	16,811	16,950

Cash and cash equivalents at end of period	$13,433	$14,396

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

Note 3: Tax Related Benefit

Tax related benefit consists of certain business taxes and related expenses or accruals. During the three months ended June 30, 2003 the Company recorded negative tax related expense of $0.5 million compared to no expense for the three months ended June 30, 2002. This decrease was primarily attributable to the release of earlier tax accruals recorded primarily between 1999 and 2001.

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

During 2000, we began to focus resources on the growth and development of our eduPartners program and it is the foundation of our business today. In the quarter ending September 30, 2002, revenues from eduPartners accounted for approximately 98% of total book related revenues, an increase from the 69% share of total book related revenues eduPartners represented during the quarter ending September 30, 2000. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 130 schools in 2002, representing an 86% compounded annual growth rate over the last three years. As of August 2003, we were the exclusive new textbook supplier for over 210 educational institutions through our eduPartners program.

We expect eduPartners to remain the primary source of textbook revenues moving forward. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

We are able to reduce the overhead associated with textbook sales because we do not maintain individual on-site stores and we outsource our ordering, inventory, warehousing and fulfillment needs with Baker & Taylor, a leading distributor of books, videos and music products. We fulfill most of our textbook orders through Baker & Taylor with which we have a series of agreements that extend through June 30, 2004. These agreements have a provision allowing for their automatic renewal for an additional one-year period unless either party provides the other party notice of their intent to terminate the agreement at least 120 days prior to its expiration.

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

During the six months ending June 30, 2003 the Company reported a net loss of approximately $0.5 million, down from a net loss of $0.8 million for the same period in 2002. Cash used in operating activities during the six months ending June 30, 2003 was approximately $1.2 million, up from approximately $0.4 million for the six months ending June 30, 2002.

Based upon our current cost structure and recent growth levels of the eduPartners program, we believe we are positioned to significantly improve upon the financial performance of 2002. We intend to continue to increase spending on the development of eduPartners and relationships with other related businesses. Failure to generate sufficient revenues, raise additional capital or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

Three Months Ended June 30, 2003
compared to
Three Months Ended June 30, 2002

Net Sales

Net sales increased to $0.5 million for the three months ended June 30, 2003 from $0.3 million for the three months ended June 30, 2002. This increase was primarily attributable to the Company’s success building revenues within the eduPartners program.

Operating Expenses

Cost of Books — Related Party (Baker & Taylor). Cost of books — related party consists of the cost of books sold to customers. Cost of books-related party increased to approximately $0.3 million for the three months ended June 30, 2003 from $0.2 million for the three months ended June 30, 2002. This increase was primarily attributable to our increased sales volume.

Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping to the customer. Cost of shipping was approximately $41,000 for the three months ended June 30, 2003 compared to approximately $42,000 for the three months ended June 30, 2002.

Marketing and Sales — Marketing and sales expense consists primarily of advertising and promotional expenditures, credit card processing fees and payroll and related expenses for personnel engaged in the marketing and expansion of eduPartners. Marketing and sales expense increased to $0.4 million for the three months ended June 30, 2003, from approximately $0.3 million for the three months ended June 30, 2002. This increase was primarily attributable to higher costs associated with sales and marketing fees related to our agreement with Baker & Taylor and higher sales staffing levels and related expense.

Certain marketing and sales expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as marketing and sales expense and we expect these costs will increase in absolute dollars as we expand our business.

Product Development — Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense increased to approximately $64,000 for the three months ended June 30, 2003 from $43,000 for the three months ended June 30, 2002. This decrease was primarily attributable to increased web development, consulting and personnel costs between periods.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense was approximately $0.4 million for the three months ended June 30, 2003 compared to $0.3 million for the three months ended June 30, 2002. This increase was primarily attributable to increased personnel, rent and professional services expenses between periods.

Tax Related Benefit –Tax related benefit consists of certain business taxes and related expenses or accruals. During the three months ended June 30, 2003 we recorded negative tax related expense of $0.5 million compared to no expense for the three months ended June 30, 2002. This decrease was primarily attributable to the release of earlier tax accruals recorded primarily between 1999 and 2001.

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to the granting of employee options and restricted stock grants measured based on the intrinsic value of the stock option or grant. Non-cash compensation expense decreased to approximately $63,000 for the three months ended June 30, 2003 from $0.1 million for the three months ended June 30, 2002. This decrease was primarily attributable to lower amortized compensation expense for options issued before the Company’s initial public offering. Non-cash compensation expense is amortized based upon an accelerated expense schedule, resulting in higher than average expenses in the early years and lower than average expenses in the later years.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $58,000 for the three months ended June 30, 2003 compared to

$0.4 million for the three months ended June 30, 2002. Interest income decreased to $58,000 for the three months ended June 30, 2003 from $112,000 for the three months ended June 30, 2002 largely due to lower rates of return compared to the previous period. During the three months ended June 30, 2002, the Company received a $252,000 payment for a prepaid marketing balance that was previously written off as uncollectable.

Income Taxes

As of June 30, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $61.0 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the three months ended June 30, 2003, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.

Six Months Ended June 30, 2003
compared to
Six Months Ended June 30, 2002

Net Sales

Net sales increased to $1.7 million for the six months ended June 30, 2003 from $1.1 million for the six months ended June 30, 2002. This increase was primarily attributable to the Company’s success building revenues within the eduPartners program. We did not record any marketing services revenue during the six months ended June 30, 2003, a decrease from the $14,000 recognized in the same period in 2002. No new significant marketing services contracts were signed during the six months ending June 30, 2003.

Operating Expenses

Cost of Books — Related Party (Baker & Taylor). Cost of books — related party consists of the cost of books sold to customers. Cost of books-related party increased to approximately $1.0 million for the six months ended June 30, 2003 from $0.7 million for the six months ended June 30, 2002. This increase was primarily attributable to our increased sales volume.

Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party consists of outbound shipping to the customer. Cost of shipping increased to approximately $0.1 million for the six months ended June 30, 2003 from approximately $88,000 for the six months ended June 30, 2002. This increase was primarily attributable to our increased sales volume.

Marketing and Sales — Marketing and sales expense consists primarily of advertising and promotional expenditures, credit card processing fees and payroll and related expenses for personnel engaged in the marketing and expansion of eduPartners. Marketing and sales expense increased to $0.8 million for the six months ended June 30, 2003, from approximately $0.6 million for the six months ended June 30, 2002. This increase was primarily attributable to higher costs associated with sales and marketing fees related to our agreement with Baker & Taylor and higher sales staffing levels and related expense.

Certain marketing and sales expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as marketing and sales expense and we expect these costs will increase in absolute dollars as we expand our business.

Product Development — Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense increased to approximately $0.1 million for the six months ended June 30, 2003 from $78,000 for the six months ended June 30, 2002. This decrease was primarily attributable to increased web development, consulting and personnel costs between periods.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense was approximately $0.7 million for the six months ended June 30, 2003, similar to the $0.7 million expensed for the six months ended June 30, 2002.

Tax Related Benefit –Tax related benefit consists of certain business taxes and related expenses or accruals. During the six months ended June 30, 2003 we recorded negative tax related expense of $0.5 million compared to no expense for the six months ended June 30, 2002. This decrease was primarily attributable to the release of earlier tax accruals recorded primarily between 1999 and 2001.

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to the granting of employee options and restricted stock grants measured based on the intrinsic value of the stock option or grant. Non-cash compensation expense decreased to approximately $0.1 million for the six months ended June 30, 2003 from $0.2 million for the six months ended June 30, 2002. This decrease was primarily attributable to lower amortized compensation expense for options issued before the Company’s initial public offering. Non-cash compensation expense is amortized based upon an accelerated expense schedule, resulting in higher than average expenses in the early years and lower than average expenses in the later years.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $0.1 million for the six months ended June 30, 2003 compared to $0.4 million for the six months ended June 30, 2002. Interest income decreased to $134,000 for the six months ended June 30, 2003 from $169,000 for the six months ended June 30, 2002 largely due to lower rates of return compared to the previous period. During the three months ended June 30, 2002, the Company received a $252,000 payment for a prepaid marketing balance that was previously written off as uncollectable.

Income Taxes

As of June 30, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $61.0 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the six months ended June 30, 2003, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.

Liquidity and Capital Resources

As of June 30, 2003, we had $17.4 million of cash, cash equivalents and short term investments. As of that date, our principal commitments consisted of obligations outstanding, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2003 compared to $0.4 million net cash used in operations for the six months ended June 30, 2002. This increase was largely attributable to increases in payroll and related expenses and changes in accounts payable and accrued expenses.

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2003 compared to net cash used in investing activities of $3.0 million for the six months ended June 30, 2002. This decrease was largely to smaller purchases of high-grade short-term investments during the period.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2003 and $12,000 for the six months ended June 30, 2002. Net cash provided by financing activities during the six months ending June 30, 2003 and June 30, 2002 consisted primarily of net proceeds from the exercise of employee stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at June 30, 2003, the change to the Company’s interest sensitive assets and liabilities would have an immaterial effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

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

Date: August 13, 2003

Varsity Group Inc.

By:/s/ JACK M BENSON
Jack M Benson
Chief Financial Officer