Form 10-Q
period 2003-09-30
VARSITYBOOKS COM INC
filed 2003-11-04
CIK 1069502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________.

Commission file number 0-28977

VARSITY GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1876848
(State of Incorporation)	IRS Employer (Identification
Number)
1850 M Street, Suite 1150	20036
Washington, D.C.	(Zip Code)
(Address of Principal Executive
Offices)

Registrant’s telephone number, including area code: (202) 667-3400

(Former Name, Former Address and Former Fiscal Year, if Changed, Since Last Report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

     As of October 31, 2003, the registrant had 16,567,408 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2003

PART I.
FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net sales:
Product	$13,291	$19,628	$14,312	$21,149
Shipping	1,091	1,837	1,207	2,055

Total net sales	14,382	21,465	15,519	23,204

Operating expenses:
Cost of books	9,037	13,274	9,726	14,337
Cost of shipping	812	1,147	901	1,279
Cost of marketing services	—	—	—	—
Marketing and sales	1,534	2,488	2,113	3,251
Product development	70	61	148	180
General and administrative	750	687	1,418	1,397
Tax related benefit	—	—		(515)
Non-cash compensation	100	48	313	179

Total operating expenses	12,303	17,705	14,619	20,108

Profit from operations	2,079	3,760	900	3,096

Other income, net:
Interest income	71	52	239	184
Other income	(2)	1	253	1

Other income, net	69	53	492	185

Net income	$2,148	$3,813	$1,392	$3,281

Net income per share:
Basic	$0.13	$0.23	$0.09	$0.20

Diluted	$0.13	$0.22	$0.09	$0.19

Weighted average shares:
Basic	16,116,916	16,515,833	16,069,410	16,411,702

Diluted	16,971,310	17,467,293	16,354,208	17,418,442

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2002	September 30, 2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,950	$19,064
Short-term investments	1,500	—
Accounts receivable, net of allowance of doubtful accounts of $13 at December 31, 2002 and at September 30, 2003	263	3,267
Other current assets	297	818

Total current assets	19,010	23,149
Fixed assets, net	41	126
Other assets	23	23

Total assets	$19,074	$23,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203	$576
Other accrued expenses and other current liabilities	573	1,080
Taxes payable	1,286	925

Total current liabilities	2,062	2,581
Long-term liabilities	—	—

Total liabilities	2,062	2,581

Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2002 and September 30, 2003	—	—
Common stock: $.0001 par value, 60,000,000 shares authorized, 17,098,666 and 17,474,471 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	2	2
Additional paid-in capital	87,638	87,883
Deferred compensation	(254)	(75)
Accumulated deficit	(69,800)	(66,519)
Treasury Stock, $.0001 par value, 957,063 shares at December 31, 2002 and September 30, 2003	(574)	(574)

Total stockholders’ equity	17,012	20,717

Total liabilities and stockholders’ equity	$19,074	$23,298

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2003

Operating activities:
Net income	$1,392	$3,281
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	36
Bad debt expense	10	—
Non-cash compensation	313	179
Tax related benefit	—	(515)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,055)	(3,004)
Other current assets	(49)	(521)
Accounts payable	192	373
Other accrued expenses and other current liabilities	666	507
Taxes payable	331	154
Other non-current assets	64	—

Net cash provided from operating activities	1,015	490

Investing activities:
Additions to fixed assets	(23)	(121)
Increase in short-term investments	(3,000)	(1,500)
Decrease in short-term investments		3,000
Proceeds from sale of fixed assets	11	—

Net cash provided from / (used in) investing activities	(3,012)	1,379

Financing activities:
Proceeds from exercise of stock options	12	245

Net cash provided by financing activities	12	245

Net increase/(decrease) in cash and cash equivalents	(1,985)	2,114
Cash and cash equivalents at beginning of period	16,811	16,950

Cash and cash equivalents at end of period	$14,826	$19,064

See accompanying notes to consolidated financial statements

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Operations

Varsity Group Inc. (the “Company”) is an Internet retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets through its eduPartners program. As an Internet retailer, the Company uses its website, www.varsitybooks.com, to sell textbooks and other learning materials to students nationwide.

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

The mailing address of our headquarters is 1850 M Street, Suite 1150, Washington, DC 20036, and our telephone number is (202) 667-3400. Our corporate Website is www.varsity-group.com. Through a link on our Press Releases area of the Media section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge.

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

Note 3: Tax Related Benefit

Tax related benefit consists of certain business taxes and related expenses or accruals. During the nine months ended September 30, 2003 the Company recorded negative tax related expense of $0.5 million compared to no expense for the nine months ended September 30, 2002. This decrease was primarily attributable to the release of earlier tax accruals recorded primarily between 1999 and 2001.

Note 4: Related Party Transactions

Since inception, the Company has outsourced the majority of its ordering, inventory, warehousing and fulfillment needs to Baker & Taylor, a leading distributor of books, videos and music products. The Company fulfills most of its textbook orders through Baker & Taylor with which it has a series of agreements that extend through June 30, 2004. These agreements have a provision allowing for their automatic renewal for an additional one-year period unless either party provides the other party notice of their intent to terminate the agreement at least 120 days prior to its expiration. From July 1998 through June 2003, Mr. James Ulsamer, President of Baker & Taylor Retail, served on the Company’s Board of Directors. Also, until July 2003 Baker & Taylor was controlled by a significant shareholder of the Company. Therefore, the Company has historically identified certain line items associated with its relationship with Baker & Taylor on its balance sheet and income statement as related party transactions. Effective with expiration of Mr. Ulsamer’s term on the Company’s Board of Directors and the sale of Baker & Taylor by the stockholder this policy was discontinued.

For the nine months ending September 30, 2003 the Company recorded approximately $14.3 million in cost of books, $1.3 million in cost of shipping and $1.3 million in marketing and related expenses associated with our agreement with Baker & Taylor. For the nine months ending September 30, 2002 the Company recorded approximately $9.7 million in cost of books, $0.9 million in cost of shipping and $1.0 million in marketing and related expenses associated with our agreement with Baker & Taylor. These increases were primarily attributable to the Company’s increased sales volume between periods.

For the three months ending September 30, 2003 the Company recorded approximately $13.3 million in cost of books, $1.1 million in cost of shipping and $1.2 million in marketing and related expenses associated with our agreement with Baker & Taylor. For the three months ending September 30, 2002 the Company recorded approximately $9.0 million in cost of books, $0.8 million in cost of shipping and $0.9 million in marketing and related expenses associated with our agreement with Baker & Taylor. These increases were primarily attributable to the Company’s increased sales volume between periods.

Note 5: Subsequent Events

On October 24, 2003, the Board of Directors of the Company, with Mr. Kuhn abstaining, approved the repurchase of 175,000 shares of the Company’s common stock from two officers of the Company. The purchase price of $658,875 to be paid in cash for the shares is $3.765 per share, representing a five percent discount from the 30-day trailing average ending on November 3, 2003. This transaction will have no effect on the Company’s results of operations.

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

We were incorporated in December 1997 and began offering books for sale on our website on August 10, 1998. In January 1999 we created eduPartners, whereby we became the exclusive provider of new books and learning materials to a variety of learning institutions. By entering exclusive contractual agreements with educational institutions, this innovative program offers a cost-effective model which enables us to aggregate customers and revenues without the significant marketing and brand building expenses associated with traditional mass marketing or retail consumer brand building campaigns. Additional operational benefits include greater sales visibility and predictability and attractive sell-through or penetration per school account.

During 2000, we began to focus resources on the growth and development of our eduPartners program and it is the foundation of our business today. In the quarter ending September 30, 2003, revenues from eduPartners accounted for approximately 98% of total book related revenues, an increase from the 69% share of total book related revenues eduPartners represented during the quarter ending September 30, 2000. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 210 schools served during the recently completed 2003 back-to-school season, representing an 80% compounded annual growth rate over the last four years.

We expect eduPartners to remain the primary source of revenues moving forward. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

We are able to reduce the overhead associated with textbook sales because we do not maintain individual on-site stores and we outsource our ordering, inventory, warehousing and fulfillment needs with Baker & Taylor, a leading distributor of books, videos and music products. We fulfill most of our textbook orders through Baker & Taylor with which we have a series of agreements that extend through June 30, 2004. These agreements have a provision allowing for their automatic renewal for an additional one-year period unless either party provides the other party notice of their intent to terminate the agreement at least 120 days prior to its expiration. We continually evaluate our fulfillment arrangements, including whether to use other or substitute vendors or to dedicate the capital and other resources to develop some or all of these capabilities in-house.

We base our current and future expense levels on our operating plans and estimates of future revenues. We intend to continue to increase spending on the development of eduPartners and relationships with other related businesses. Our strategic initiatives and investments are aimed at meeting the requirements of our customers, increasing our operational flexibility, improving our relative cost position and margins, expanding the addressable universe of customers in our current markets, or entering new markets which offer the potential for attractive revenue and earnings growth. To this end, from time to time, in addition to developing new products or programs internally, in the ordinary course of business we consider and engage in negotiations related to acquisitions, investments in privately held companies, strategic alliances and other strategic transactions as possible devices to execute our growth or development initiatives. We cannot assure you that we will complete any transaction of this sort or that, if completed, any such transaction will be successful from a financial point of view.

Based upon the strength of our financial performance during the three months ending September 30, 2003 we believe we are positioned to significantly improve upon the financial performance of 2002 for our fiscal year ending December 31, 2003. During the nine months ending September 30, 2003, net sales grew by approximately 50% while net income increased by over 135% compared to the same period in 2002. Moreover, we believe our recent growth levels, strong sales pipeline and execution and the leadership position our eduPartners program has established in the private high school marketplace will allow us to continue top line revenue and earnings growth in 2004.

During the nine months ending September 30, 2003 the Company reported net income of approximately $3.3 million, an increase of over 135% from the $1.4 million of net income reported for the same period in 2002. As a product of this strong performance, we expect our fiscal year ending December 31, 2003 will mark our second consecutive profitable fiscal year and third consecutive fiscal year with positive cash flow from operations. The statements in the two preceding paragraphs include forward-looking statements subject to material risks and uncertainties, including the continued execution of our business strategy as we have currently forecast and no significant change in the competitive landscape, which cannot be assured.

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

Three Months Ended September 30, 2003
compared to
Three Months Ended September 30, 2002

Net Sales

Net sales increased to $21.5 million for the three months ended September 30, 2003 from $14.4 million for the three months ended September 30, 2002. This increase was primarily attributable to the Company’s success building revenues within the eduPartners program.

Operating Expenses

Cost of Books — Cost of books consists of the cost of books sold to customers. Cost of books-related party increased to approximately $13.3 million for the three months ended September 30, 2003 from $9.0 million for the three months ended September 30, 2002. This increase was primarily attributable to our increased sales volume.

Cost of Shipping — Cost of shipping consists of outbound shipping to the customer. Cost of shipping was approximately $1.2 million for the three months ended September 30, 2003 compared to approximately $0.8 million for the three months ended September 30, 2002.

Marketing and Sales — Marketing and sales expense consists primarily of advertising and promotional expenditures, credit card processing fees and payroll and related expenses for personnel engaged in the marketing and expansion of eduPartners. Marketing and sales expense increased to $2.5 million for the three months ended September 30, 2003, from approximately $1.5 million for the three months ended September 30, 2002. This increase was primarily attributable to higher costs associated with sales and marketing fees related to our agreement with Baker & Taylor and higher sales promotional expenditures, credit card processing fees and staffing levels and related expense. Certain marketing and sales expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as marketing and sales expense and we expect these costs will increase in absolute dollars as we expand our business.

Product Development — Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense decreased to approximately $61,000 for the three months ended September 30, 2003 from $70,000 for the three months ended September 30, 2002. This decrease was primarily attributable to decreased consulting and personnel costs between periods.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense was approximately $0.7 million for the three months ended September 30, 2003 compared to $0.8 million for the three months ended September 30, 2002. This decrease was primarily attributable to decreased professional services and insurance expenses between periods.

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to the granting of employee options and restricted stock grants measured based on the intrinsic value of the stock option or grant. Non-cash compensation expense decreased to approximately $48,000 for the three months ended September 30, 2003 from $0.1 million for the three months ended September 30, 2002. This decrease was primarily attributable to lower amortized compensation expense for options issued before the Company’s initial public offering. Non-cash compensation expense is amortized based upon an accelerated expense schedule, resulting in higher than average expenses in the early years and lower than average expenses in the later years.

Other Income, Net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $53,000 for the three months ended September 30, 2003 compared to $69,000 for the three months ended September 30, 2002. Interest income decreased to $52,000 for the three months ended September 30, 2003 from $71,000 for the three months ended September 30, 2002 largely due to lower interest rates compared to the previous period.

Income Taxes

As of September 30, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $57.0 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the three months ended September 30, 2003, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.

Nine months Ended September 30, 2003
compared to
Nine months Ended September 30, 2002

Net Sales

Net sales increased to $23.2 million for the nine months ended September 30, 2003 from $15.5 million for the nine months ended September 30, 2002. This increase was primarily attributable to the Company’s success building revenues within the eduPartners program. We recognized $20,000 of marketing services revenue during the nine months ended September 30, 2003, an increase from the $14,000 recognized in the same period in 2002.

Operating Expenses

Cost of Books — Cost of books consists of the cost of books sold to customers. Cost of books-related party increased to approximately $14.3 million for the nine months ended September 30, 2003 from $9.7 million for the nine months ended September 30, 2002. This increase was primarily attributable to our increased sales volume.

Cost of Shipping — Cost of shipping consists of outbound shipping to the customer. Cost of shipping increased to approximately $1.3 million for the nine months ended September 30, 2003 from approximately $0.9 million for the nine months ended September 30, 2002. This increase was primarily attributable to our increased sales volume.

Marketing and Sales — Marketing and sales expense consists primarily of advertising and promotional expenditures, credit card processing fees and payroll and related expenses for personnel engaged in the marketing and expansion of eduPartners. Marketing and sales expense increased to $3.3 million for the nine months ended September 30, 2003, from approximately $2.1 million for the nine months ended September 30, 2002. This increase was primarily attributable to higher costs associated with sales and marketing fees related to our agreement with Baker & Taylor and higher sales promotional expenditures, credit card processing fees and staffing levels and related expense. Certain marketing and sales expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as marketing and sales expense and we expect these costs will increase in absolute dollars as we expand our business.

Product Development — Product development expense consists of payroll and related expenses such as the amortization of deferred compensation for development and systems personnel and consultants. Product development expense increased to approximately $0.2 million for the nine months ended September 30, 2003 from $0.1 million for the nine months ended September 30, 2002. This increase was primarily attributable to increased web development, consulting and personnel costs between periods.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel such as the amortization of deferred compensation, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense was approximately $1.4 million for the nine months ended September 30, 2003, similar to the $1.4 million expensed for the nine months ended September 30, 2002.

Tax Related Benefit –Tax related benefit consists of certain business taxes and related expenses or accruals. During the nine months ended September 30, 2003 we recorded negative tax related expense of $0.5 million compared to no expense for the nine months ended September 30, 2002. This decrease was primarily attributable to the release of earlier tax accruals recorded primarily between 1999 and 2001.

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to the granting of employee options and restricted stock grants measured based on the intrinsic value of the stock option or grant. Non-cash compensation expense decreased to approximately $0.2 million for the nine months ended September 30, 2003 from $0.3 million for the nine months ended September 30, 2002. This decrease was primarily attributable to lower amortized compensation expense for options issued before the Company’s initial public offering. Non-cash compensation expense is amortized based upon an accelerated expense schedule, resulting in higher than average expenses in the early years and lower than average expenses in the later years.

Other Income, Net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $0.2 million for the nine months ended September 30, 2003 compared to $0.5 million for the nine months ended September 30, 2002. Interest income was $0.2 million for the nine months ended September 30, 2003, similar to the $0.2 million recorded during the nine months ended September 30, 2002. During the three months ended September 30, 2002, the Company received a $252,000 payment for a prepaid marketing balance that was previously written off as uncollectable.

Income Taxes

As of September 30, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $57.0 million, which expire beginning in 2018. We have provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. For the nine months ended September 30, 2003, no income tax expense was recognized because the reduction in the deferred tax asset related to net operating losses was offset by a related reduction in the valuation allowance.

Liquidity and Capital Resources

As of September 30, 2003, we had $19.0 million of cash, cash equivalents and short term investments. As of that date, our principal commitments consisted of obligations outstanding, accounts payable and accrued liabilities. Although we have no material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash provided by operating activities was $0.5 million for the nine months ended September 30, 2003 compared to $1.0 million net provided by operating activities for the nine months ended September 30, 2002. This decrease was largely attributable to increases in payroll and related expenses and changes in accounts receivable and accrued expenses.

Net cash provided by investing activities was $1.4 million for the nine months ended September 30, 2003 compared to net cash used in investing activities of $3.0 million for the nine months ended September 30, 2002. This decrease was largely due to the decrease in high-grade short-term investments during the period.

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2003 and $12,000 for the nine months ended September 30, 2002. Net cash provided by financing activities during the nine months ending September 30, 2003 and September 30, 2002 consisted primarily of net proceeds from the exercise of employee stock options.

We base our current and future expense levels on our operating plans and estimates of future revenues. We intend to continue to increase spending on the development of eduPartners and relationships with other related businesses. Our strategic initiatives and investments are aimed at meeting the requirements of our customers, increasing our operational flexibility, improving our relative cost position and margins, expanding the addressable universe of customers in our current markets, or entering new markets which offer the potential for attractive revenue and earnings growth. To this end, from time to time, in addition to developing new products or programs internally, in the ordinary course of business we consider and engage in negotiations related to acquisitions, investments in privately held companies, strategic alliances and other strategic transactions as possible devices to execute our growth or development initiatives. We cannot assure you that we will complete and transaction of this sort or that, if completed, any such transaction will be successful from a financial point of view.

Our board of directors continually evaluates the appropriate use of our capital resources in light of the expected generation or use of funds in operations, anticipated capital expenditures, possible acquisitions, as well as alternative uses which could include stock repurchases, dividends or similar distributions if deemed prudent and in our best interests by the board of directors.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its cash and cash equivalents, short-term investments and credit facility. If market rates were to increase immediately and uniformly by 10% from the level at September 30, 2003, the change to the Company’s interest sensitive assets and liabilities would have an immaterial effect on the Company’s financial position, results of operations and cash flows over the next fiscal year.

Item 4.     Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.
OTHER INFORMATION

Item 1:	Legal Proceedings

Not Applicable

Item 2:	Changes in Securities

Not Applicable

Item 3:	Defaults Upon Senior Securities

Not Applicable

Item 4:	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 26, 2003, the stockholders of Varsity Group, Inc.:

1.	Ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2003. The voting results were 12,185,354 - For; 7,675 - Against; and 6,650 - Abstained.

2.	Approved an amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan to increase the number of shares that may be issued under the plan from 5.5 million to 7.0 million, and to provide for an automatic share increase provision. The voting results were 9,054,511 - For; 168,413 - Against; and 78,686 - Abstained.

Item 5:	Other Information

On October 24, 2003, the Board of Directors of our company, with Mr. Kuhn abstaining, approved the repurchase of 175,000 shares of our common stock, consisting of 125,000 shares to be repurchased from our CEO, Mr. Kuhn, and 50,000 shares to be repurchased from our CFO, Mr. Benson. The purchase price for the shares is $3.765 per share in cash, representing a five percent discount from the 30-day trailing average ending on November 3, 2003. Each of the officers has also agreed not to sell any additional shares for 90 days. The shares repurchased represent approximately five percent of the beneficial ownership of each officer. Mr. Benson has never sold any shares in the Company and Mr. Kuhn has not sold any shares since February 2000. This transaction will have no effect on our results of operations.

In determining to approve this repurchase, our Board recognized that in recent years a substantial portion of the incentive compensation provided to Messrs. Kuhn and Benson has been in the form of company stock, particularly due to the significant negative cash flows that that company was incurring. In light of the highly improved financial performance of the Company and its large and growing cash position, the Board determined that Company would be well served by repurchasing some shares at a discount to prevailing market prices and that such a transaction would permit Messrs. Kuhn and Benson to realize a relatively small portion of the appreciation in the stock held by them.

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan approved by stockholders at the 2003 Annual Meeting of Stockholders. (Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A filed May 30, 2003.)

10.2	Employment Agreement made as of August 18, 2003 between Varsity Group, Inc. and Daniel Rush, Vice President of Sales.

10.3	Employment Agreement made as of August 18, 2003 between Varsity Group, Inc. and Jeff Gatto, Vice President of Operations.

10.4	Employment Agreement made as of August 18, 2003 between Varsity Group, Inc. and Jack M Benson, Chief Financial Officer.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2003
Varsity Group Inc.

By: /s/ JACK M BENSON

Jack M Benson
Chief Financial Officer