Form 10-K
period 2003-12-31
VARSITYBOOKS COM INC
filed 2004-03-03
CIK 1069502

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Common Stock, $.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $23,137,543 based on the last reported sale price of $2.23 on June 30, 2003. For purposes of the determination of affiliate status, we have assumed that all executive officers, directors and greater than 10% stockholders are affiliates. This determination is not necessarily controlling for other purposes.

As of March 1, 2004, there were 16,662,700 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business

General

We are an online retailer of textbooks and educational materials targeting the private middle and high school, college, distance, and continuing education markets. Through eduPartners, our program serving schools directly, we offer educational institutions a comprehensive eCommerce solution that allows them to outsource their retail bookstore operation and focus their resources on the education process while offering their students the speed and convenience of purchasing their textbooks and other learning materials online. EduPartners was the first online bookstore solution focused on meeting the needs of private middle and high schools nationwide.

We create a customized virtual bookstore for each eduPartners school that is hosted on our website, www.varsitybooks.com, and contains the required and optional educational materials selected by their school organized by grade, academic discipline and class. Students and parents from each of our eduPartners schools access their co-branded bookstore to place their orders via a direct link from their school’s homepage or searching for their school bookstore by region and state on our homepage. Once they reach the entry page to their customized online bookstore, the customers can navigate the site and build their orders by clicking on the appropriate grade, discipline and class to select required and optional books. Once an order has been submitted, it is typically picked, packed and shipped directly to the customers home.

Member schools leverage the eduPartners model to lower their operating overhead while delivering a more efficient and flexible bookstore solution to their community. In addition, eduPartners schools have access to our unique program administration website that provides them with sales and inventory reports, among other valuable features. Student and parent customers value the convenience of our online shopping experience and take comfort in the knowledge that our posted booklists have been reviewed for content and accuracy and approved by their school.

Throughout 2003, we continued to demonstrate the core profitability and scalability of the eduPartners model. During the year ending December 31, 2003, we grew revenues by 52%, from $16.6 million in fiscal 2002 to $25.2 million in fiscal 2003, and income before taxes by 259%, from $0.7 million in fiscal 2002 to $2.4 million in fiscal 2003.

Fundamental to this performance has been the continued growth of eduPartners and extension of our leadership position in operating online bookstores for private and middle high schools nationwide. Approximately 90% of our eduPartners accounts are currently private elementary and secondary schools. Given the concentration of their textbook and educational material buying in the traditional Fall back-to-school season of July, August and September we have historically measured the growth of eduPartners in terms of increases in schools served during this critical third calendar quarter. Schools served by eduPartners have grown at a compounded annual growth rate of approximately 80% since 1999:

Approximate number of schools served by

eduPartners during Fall back-to-school season

1999	2000	2001	2002	2003
20	60	90	130	210

As of February 2004, over 240 educational institutions were members of our eduPartners program.

As part of our commitment to providing our customers superior service and products, we have offered our customers the opportunity to purchase used textbooks and other non-book items as part of their eduPartners buying experience. While new textbooks represent the overwhelming majority of our textbook revenues, this expanded product offering represents an important step toward the continued growth and extension of eduPartners. As we grow eduPartners, we will continue to look for opportunities to enhance and improve the attractiveness and competitiveness of our core textbook offering and further extend these school relationships into new sources of profitable revenue.

Our overall success and ability to maintain and increase profitability from operations will depend, in part, upon our ability to retain our current customers, attract additional schools to our eduPartners program, provide a compelling and satisfying shopping experience to our retail customers, and manage our relationship with our fulfillment partner, Baker and Taylor, Inc., a leading distributor of books, videos and music products. Disruption in the supply of these services during our busy selling season could materially harm our business.

Substantially all of our computer and communications hardware and software systems are located at a single facility that is owned, maintained and serviced by a third party. Any damage, failure or delay that causes interruptions in our systems operations could materially harm the Company’s business.

Varsity Group Inc. was founded in 1997. We are a Delaware corporation with our principal executive offices located at 1850 M Street, NW, Suite 1150, Washington, D.C. 20036, and our telephone number is (202) 667-3400.

We provide website access to our periodic and current SEC filings and press releases, free of charge, on our website located at http://www.varsity-group.com as soon as reasonably practicable after the materials are filed with the Commission or otherwise made public.

Market Overview

The retail textbook market is presently dominated by on-campus bookstores at all educational levels, with most educational institutions either operating their own bookstore or contracting these services to a third party. However, both selling and purchasing new textbooks through traditional retail outlets can be expensive and inconvenient. Each year students and parents often face the prospects of long lines, inconvenient bookstore hours of operation and out-of-stock inventory problems causing delays and necessitating multiple trips to the bookstore.

Educational institutions also face many challenges associated with operating an efficient and profitable bookstore on campus. These challenges are exacerbated at smaller schools where operating economies of scale are not present and profitability is more difficult to achieve or sustain. This is particularly true at the private middle and high school market, where there is typically only one major textbook buying season (Fall back-to-school) and clothing, school supplies and electronic product sales are limited or non-existent.

Online commerce provides the opportunity to offer the college and private middle and high school student markets a more convenient and efficient alternative to the traditional brick-and-mortar bookstore model. We believe that, for a variety of reasons, few businesses have succeeded in offering students a comprehensive solution tailored to meet their varied needs in a convenient, reliable and cost-effective manner.

Private Elementary and Secondary Education

The private school market represents approximately 24% of all elementary and secondary schools and 10% of all elementary and secondary students, according to the National Center of Education Statistics (NCES). There are approximately 6.2 million students enrolled in over 27,000 private elementary and secondary schools nationwide. Approximately 4.9 million students in elementary level schools and 1.3 million students in secondary level schools. Almost half of all private school students attend schools that are located in urban areas. According to the Council on American Private Education, private secondary school enrollment is expected to increase as much as 7% between 2001 and 2013.

Based upon market research conducted by us, we believe there are at least 2,500 private middle and high schools nationwide that present an immediate fit with the strengths and benefits or our eduPartners model. Factors we considered in our research include school policy requiring students to purchase their own textbooks, school enrollment and the extent of state subsidy of textbooks for private school students. We believe less than 300 schools in this segment had adopted an online textbook solution similar to our eduPartners model by the start of the 2003 back-to-school selling season.

Higher Education

The college student market is large and growing. The U.S. Census Bureau reports that there are approximately 15.5 million undergraduate and graduate students at more than 4,000 colleges and universities in the United States. According NCES, college enrollment will increase to approximately 16 million students by 2008.

While the primary source of school growth within eduPartners has been the private middle and high school market to date, many higher education institutions share the same operational and financial challenges which make eduPartners such a compelling outsource solution to the elementary and secondary education market. In particular, smaller institutions struggle to deliver the budget, available retail space and operating economies of scale necessary to support a profitable bookstore operation. Forty percent of higher education institutions have enrollments below 1,000 students, and just 10% have enrollments higher than 10,000 students, according to the National Association of College Stores.

Although the college market is large and diverse, students still have common needs. For instance, students typically must buy expensive school-related goods and services such as textbooks and school supplies. In fact, textbooks are most students’ single largest school related expenditure after tuition, room and board. The College Board reports that the average per student expense for books and supplies during 2001-2002 was $693 and $765 for two-year and four-year institutions, respectively. Overall textbook and course material sales were approximately $7.8 billion in the academic year 2001-2002, based on statistics published by the National Association of College Stores.

Strategy

Build a Significant and Profitable Retail Book Business.

During the last four years we have taken the steps necessary to create an online book business with significant growth potential and the ability to deliver contribution dollars sufficient to reach and expand annual operating profitability. We have succeeded in growing our network of eduPartners schools year over year while maintaining strong margins and growing revenues much faster than increases in marketing, sales and overhead expenses.

Our strategy is to continue to invest in the development of eduPartners and expand our reach into private middle and high schools, traditional two and four year colleges, distance learning and other continuing education programs. We believe the eduPartners model affords our company certain scale benefits that will allow us to grow both revenues and earnings aggressively over the next few years. We will strive to expand the addressable market of target schools by continuously improving and refining our core online eduPartners platform as well as exploring new products and services, book and non-book related, to meet the demand of our customers.

Increase Our Leadership Position Serving Private Middle and High Schools.

We will look to extend our current leadership position in the private middle and high school marketplace and extend our sales effort significantly beyond our initial target market of 2,500 schools and much deeper into the full universe of over 27,000 private elementary and secondary schools nationwide.

Our eduPartners program was the first online bookstore solution focused on meeting the needs of private middle and high schools. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 210 schools in 2003, representing an 80% compounded annual growth rate over that period.

We have eduPartners schools located in most key markets nationwide and are aggressively targeting remaining areas to establish a comprehensive nationwide network of member schools. We have successfully extended our presence in new markets by leveraging the positive experience and word-of-mouth generated once our initial account in that market has completed a successful back-to-school selling season.

Expand eduPartners’ Presence in Higher Education and Continuing Education Markets.

Concurrent to our anticipated growth in the private elementary and secondary school market, we will commit the appropriate resources to accelerate our growth in the higher education and distance learning markets. We believe the eduPartners model offers a compelling value proposition to these target markets and are focused on aggressively building our network of schools in this segment.

The Varsity Solution

We provide students, parents and schools with a reliable and convenient alternative to the traditional campus bookstore model. We are able to reduce the overhead associated with textbook sales because we typically do not maintain individual stores and are able to consolidate our ordering, inventory, warehousing and fulfillment needs through our relationship with Baker & Taylor. In addition to providing textbooks at competitive prices, we are committed to providing best-in-class customer service, dedicated account management, customized websites for each partner school and same-day shipment of orders.

eduPartners

Through eduPartners, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience to their students by outsourcing textbook sales to us. We believe that for many schools the expense and inconvenience of maintaining a bookstore exceed the schools’ financial return. We provide an innovative solution for schools and enable them to offer increased convenience and value to students, their parents, and the entire school community. Our program has been uniquely designed to meet the needs of these schools and a number of compelling program features and benefits for schools, students and parents alike. These include:

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

As of February 2004, we were the exclusive new textbook supplier for over 240 educational institutions. Our exclusive relationships generally are for a period of one to four years and typically automatically renew on a year-to-year basis. As of March 2004, approximately 30 agreements expire before the 2004 back-to-school selling season. As per the terms of these agreements, each of these agreements typically automatically renew for one year if neither party serves notice of intent to terminate 90 days prior to the date of expiration. We have historically experienced very high retention rates for school contracts.

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

User Experience

Our eCommerce website, www.varsitybooks.com, offers several benefits to students including convenience, ease of use and depth of product selection. When logging on to our website, visitors are presented with several shopping options, including:

•	Searching by School. Students at eduPartners schools can use our customized map to locate their school. Once they find their school they can link through a list of subjects to a list of classes and to the specific booklists for the courses they are taking. Our customers have the option of placing all the textbooks for a particular class in their shopping cart with a single click or selecting only those titles that interest them.

•	Searching for Books. If we have not posted a specific school’s booklist, our customers can search for the books they need by author, title, keyword, publisher or ISBN. Our website offers additional book verification for many selections, including pictures of jacket art, editor’s name, volume number and other identifying characteristics.

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

Once a customer places an order, he or she immediately receives an e-mail that includes a unique order number and confirms that the order has been received and processed. If a book is not in stock at the time an order is processed, that title is automatically placed on backorder and shipped to the customer as soon as it returns to stock. Customers are not charged for any book until it has been shipped. After an order is shipped, the customer receives a second e-mail that includes a parcel tracking number, a description of titles shipped and placed on backorder, the amount charged to their credit card for this shipment and a link to a page on our website where they can follow their order through the delivery process. We use a variety of shipping services to offer our customers a selection of delivery options to ensure their orders are received in timely manner.

Customer Service

We are committed to delivering superior customer service to all of our customers, including eduPartners schools, parents and students. We currently manage customer service in-house, leveraging the experience and commitment of our own employees to provide a high level of service. We believe this allows us to more directly control the quality and content of each customer interaction with our company and provides important real-time insight into the performance of our eduPartners program. We offer extended customer service hours and increase our staffing levels during the busy back-to-school season, providing our customers convenient toll-free access to our customer service representatives and fast response to their queries. The customer service page of our website offers answers to frequently asked questions and enables our customers to ask their own questions through e-mail. We also have a toll-free customer service telephone number.

Fulfillment

Baker & Taylor, a leading distributor of books, videos and music products, has provided our order fulfillment and drop shipment services since our inception. We have a series of agreements relating to the operating and financial terms of our relationship which were recently renewed and are now scheduled to expire in June 2006.

Under these agreements, we agree to provide Baker & Taylor with our written demand forecasts for each upcoming year and we agree to use Baker & Taylor as our principal supplier of textbooks and exclusive provider of drop-ship and fulfillment services. We pay fees and expenses related to the services Baker & Taylor provides and we purchase products from Baker & Taylor at a discount to the suggested price. In return, Baker & Taylor agrees not to provide drop-ship services to any person or entity that has as its principal business activity the goal of establishing exclusive relationships with educational institutions for the purpose of selling textbooks via the Internet, unless the retailer was an existing customer of Baker & Taylor on or prior to June 10, 1998, the date we initially contracted with Baker & Taylor. Our agreements with Baker & Taylor provide us access to, and use of, an electronic set of data elements from Baker & Taylor’s title file database that contains bibliographic records. In addition, under these agreements, Baker & Taylor provides us with promotional, customer service, and database management services

As a result of the data access our agreements provide, information on availability of book titles is automatically updated on our website on an hourly basis based title and inventory data feeds from Baker & Taylor, ensuring our customers receive accurate in-stock inventory information. Orders placed on our website are automatically transmitted to Baker & Taylor within twenty minutes of their receipt. At the Baker & Taylor warehouse currently used for fulfillment, the order is processed, packaged and shipped directly to our customers. We extend a convenient return policy to our customers under which returns are shipped directly to Baker & Taylor to expedite processing. Finally, providing Baker & Taylor with our demand forecasts for each semester helps to ensure they maintain an adequate and relevant inventory to meet the demands of our customers.

In July 2003 Baker & Taylor was purchased by Willis Stein & Partners. Prior to this transaction, the principal owner of Baker & Taylor was approximately a 13% owner of our outstanding common stock. Effective with its sale to Willis Stein & Partners, Baker & Taylor no longer shares any common ownership interests with Varsity as their principal owner retained all of their ownership interests in Varsity and did not transfer them to Willis Stein and Partners as part of the sale transaction.

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

We currently use a Microsoft Windows operating system platform and multiple HP/Compaq application servers that house our web servers. These servers are able to handle applications including accepting and validating customer orders, handling multiple shipment methods and accepting, authorizing and charging customer credit cards. In addition, our system maintains ongoing automated e-mail communications with customers throughout the ordering process. These systems entirely automate many routine communications, facilitate management of customer e-mail inquiries and allow customers to, on a self-service basis, check order and tracking information.

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

We use the Microsoft suite of tools for our development environment, including Microsoft Visual Studio and .Net editions with SQL Server for relational database management. Additionally, we have separate database servers that capture and retain transaction “logs” of all activity that occurs on the site. These log databases can, among other things, trace a transaction from its inception to its completion. Our databases generate and deliver reports and interfaces for our marketing, operations and financial systems.

We employ SSL data encryption technology to protect credit card data while it is passed from the customer through the site during a purchase transaction. This is designed to prevent outside parties from intercepting the customer’s credit card data during transaction processing.

Competition

Online commerce, in general, and online textbooks sales, more specifically, are highly competitive markets. The number of e-commerce websites competing for customers’ attention has increased rapidly, and the market for online textbook sales is relatively new, competitive and evolving. We currently or potentially compete, directly and indirectly, for retail customers with the following categories of companies:

•	traditional new and used textbook retailers, such as campus bookstores;

•	traditional used textbook retailers, some of which have begun online selling;

•	textbook retailers and distributors such as the Follett Corporation, MBS Textbook Exchange, Nebraska Book Company and Adams Book Company; and

•	Internet-based booksellers such as Amazon.com, Wal-Mart.com and BarnesandNoble.com.

We believe that the principal competitive factors in attracting and retaining our customers are:

•	entering into exclusive relationships with educational institutions;

•	convenience;

•	school approved booklist information;

•	competitive pricing;

•	selection of available products;

•	customer service;

•	quality of content and navigability tools;

•	brand recognition; and

•	reliability and speed of fulfillment.

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

Privacy Concerns

Federal, state and foreign governments have enacted or may enact laws or consider regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. Such regulations may include requirements that companies establish procedures to:

•	give adequate notice to consumers regarding information collection and disclosure practices;

•	provide consumers with the ability to have personal identifying information deleted from a company’s data;

•	provide consumers with access to their personal information and with the ability to rectify inaccurate information;

•	clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company’s website; and

•	obtain express parental consent prior to collecting and using personal identifying information obtained from children.

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

It is also possible that “cookies” may become subject to laws limiting or prohibiting their use. The term “cookies” refers to information keyed to a specific server, file pathway or directory location that is stored on a user’s hard drive, possibly without the user’s knowledge, and which is used to, among other things, track demographic information and to target advertising. Some of the currently available Internet browsers allow users to modify their browser settings to remove cookies or prevent cookies from being stored on their hard drives.

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

RISK FACTORS

We Have a Limited Operating History Upon Which to Evaluate an Investment in Our Company.

We were founded in December 1997 and began selling textbooks on our website in August 1998. As a relatively new company, we face significant risks and uncertainties relating to our ability to successfully implement our strategy. If we are unable to grow as planned, our chances of maintaining profitability and the anticipated or forecasted results of operations could be reduced. You must consider the risks and uncertainties that a company with a limited operating history like ours faces. If we are unsuccessful in addressing these risks and uncertainties or are unable to execute our strategy, our business could be harmed which, in turn, could have a material adverse effect on the market price of our stock.

Our Business and Revenue Model is Unproven.

Our ability to generate significant revenues and profits from the sale of textbooks and other products and services we may offer in the future is uncertain. To be successful, we must attract and retain a significant number of schools to our eduPartner program. Ultimately, we must attract the students and parents from each eduPartner school to our website at a reasonable cost. Any significant shortfall in the expected number of purchases occurring through our website may negatively affect our financial results. Conversion of schools from traditional on campus bookstore operations to eduPartners’ online bookstore solution may not occur as rapidly as we expect. Therefore, we may not achieve the customer traffic we believe is necessary to sustain the growth and profitability of our enterprise. Specific factors that could prevent widespread customer acceptance of our business and our ability to increase retail revenues include:

•	lack of awareness of our eduPartner program;

•	pricing that does not meet consumer expectations;

•	consumer concerns about the security of online transactions;

•	shipping charges, which do not apply to shopping at traditional retail stores and are not always charged by some of our online competitors;

•	the delivery time associated with online orders, as compared to the immediate receipt of products at traditional retail stores;

•	product damage from shipping or shipments of the wrong products, which may result in a failure to establish trust in purchasing our products online;

•	delays in responses to consumer inquiries or in deliveries to consumers; and

•	difficulty in returning or exchanging orders.

We may not be able to retain existing eduPartners member schools or sign-up new eduPartners member schools.

We Rely on One Supplier to Meet Our Fulfillment Demands.

We depend on Baker & Taylor as the primary supplier of the textbooks we offer. Our relationship with Baker & Taylor is critical to our success. Our current contract with Baker & Taylor expires on June 30, 2006. If we are unable to renew this contract when it expires, are unable to otherwise rely on Baker & Taylor for inventory maintenance and shipping services and we are unable to open our own distribution center or establish a comparable vendor relationship before the Baker & Taylor relationship discontinues, our business may be materially harmed.

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

In addition, a single publisher represented approximately 21% of our textbook revenues in 2003 compared to 22% in 2002. If Baker & Taylor’s relationship with this publisher is disrupted or discontinued, our business may be harmed.

We benefit from the shipping discounts offered to Baker & Taylor by UPS and we rely on UPS and other third party carriers for all shipments to and from Baker & Taylor. If Baker & Taylor’s relationship with UPS is discontinued or disrupted for any reason, we cannot be certain we would be able to affordably obtain comparable delivery services and might not be able to deliver textbooks to our customers in a timely manner. In addition, because we rely on third party carriers to ship products to and from the single Baker & Taylor warehouse that our fulfillment is currently conducted from, we are subject to the risks, including employee strikes and inclement weather, that may prevent such third parties from meeting our fulfillment and delivery needs. Failure to deliver products to our customers in a timely and accurate manner may harm our reputation, our brand and our business.

We Face Significant Competition, and that Competition May Increase Substantially Because of the Low Barriers to Market Entry.

The e-commerce and online textbook markets are new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites quickly and at a relatively low cost. We currently compete with a variety of other companies in the sale of textbooks, and if we are able to add other product or service offerings we will have additional competition in those markets. Our current and potential competition includes the following categories of companies:

•	traditional bookstore retailers, such as school-operated and contract-operated campus bookstores, as this represents the default method of meeting the textbook needs of the majority of educational institutions today;

•	traditional used textbook retailers, some of which have or are expected to begin online selling;

•	textbook retailers and distributors such as the Follett Corporation, MBS Textbook Exchange and Nebraska Book Company; and

•	Internet-based booksellers such as Amazon.com, WalMart.com, eFollett.com (affiliated with The Follett Corporation) and BarnesandNoble.com.

We are not able to reliably estimate the number of our direct competitors. To date, our most active competitor targeting the private middle and high school market with an online bookstore program is MBS Textbook Exchange. Many of our current and potential competitors have longer general retail operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technological, operational and other resources than we do. Some of our competitors may be able to secure textbooks from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing, shipping policies or inventory availability policies and devote substantially more resources to website and systems development than we can. As competition increases, we may experience reduced operating margins from pricing pressure or higher customer acquisition and retention costs, loss of market share and a diminished brand franchise.

To remain competitive, we may from time to time make pricing, service or marketing decisions or acquisitions that could negatively affect our financial condition and results of operations. It is possible that our supply channel (distributors and, indirectly, publishers) may enter the market and match our pricing through direct retail centers. Either or both of our supply channel or traditional operators of school bookstores may enter the online commerce market as our competitors. It is also possible that companies that control access to transactions through network access or web browsers could promote our competitors or charge us a substantial fee for inclusion.

As Internet use becomes increasingly prevalent, it is possible that the full text of books we offer for sale will be available for viewing on the web or on other electronic devices such as virtual textbooks. If virtual textbooks become a reality and students rely on them in lieu of purchasing hard copies of textbooks, our business may decline.

You May Have Difficulty Evaluating our Prospects Based on our Significant Operating Losses Incurred from our Inception Through Fiscal 2002 and Negative Cash Flows Generated from our Inception Through Fiscal 2001.

Prior to the year ended December 31, 2002, we had incurred substantial losses in every fiscal year since our inception. For the fiscal years ended 1999 and 2000, we incurred losses from operations of approximately $31.9 million and $34.8 million, respectively, and generated negative cash flows from operations of approximately $29.4 million and $27.5 million, respectively. Thereafter, our results began to improve as part of our focus on eduPartners and related lower overhead cost structure. For the fiscal year ended 2001, we incurred a loss from operations of approximately $2.8 million and positive cash flows from operations of approximately $0.4 million. For the fiscal years ended 2002 and 2003, we recorded operating income of approximately $0.7 million and $2.2 million, respectively, and generated positive cash flows from operations of approximately $1.6 million and $1.8 million, respectively. As of December 31, 2002 and 2003 we had accumulated deficits of approximately $69.8million and $65.4 million, respectively.

Although our margins have increased, our ability to sustain annual operating profitability depends on our ability to maintain and grow net revenues while containing expenses. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting the growth of our eduPartners program. Therefore we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as an indication of future performance.

You Should Not Rely on Our Quarterly Operating Results as an Indication of Our Future Results Because They are Subject to Significant Fluctuations.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. We expect to continue to experience significant seasonality in our business related to the academic calendar and the corresponding demand for textbooks and educational materials. Sales in the textbook industry traditionally are significantly higher in the first and third calendar quarters of each year compared with the second and fourth calendar quarters. Due to the concentration of private middle and high schools in our eduPartners program, our revenues are concentrated in the traditional Fall back-to-school season of July, August and September, our third calendar quarter. During 2001, 2002, and 2003 of our textbook revenues were approximately 81%, 87% and 85% of total textbook reveneus, respectively. We expect this trend to continue as the concentration of private middle and high schools in our eduPartners program increases. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on sequential quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	seasonal trends in the textbook industry and in the buying habits of students;

•	concentration of private middle and high schools in our eduPartners program;

•	our ability to manage or influence inventory and fulfillment operations;

•	the level of merchandise returns we experience;

•	our ability to attract new customers, retain existing customers, maintain customer satisfaction and respond to our competitors;

•	introduction of enhancements or a change in pricing policies, by us or our competitors, or a change in pricing policy by our sole fulfillment source;

•	changes in the amount and timing of expenditures related to marketing, information technology and other operating expenses to support future growth;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our website specifically;

•	potential acquisitions or strategic alliances either by us or our competitors; and

•	general economic conditions, economic conditions specific to the Internet, eCommerce or the book industry.

As a result of the seasonal fluctuations and because the online sale of textbooks and online selling in general is relatively new and it is difficult to predict consumer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, it is likely that the price of our stock would decline.

Loss of Any of Our Key Management Personnel or the Inability of Our Key Management Personnel to Work Together Effectively or Successfully Manage Our Growth Could Negatively Affect Our Business.

Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Eric J. Kuhn, our co-founder, Chief Executive Officer, President and Chairman of the Board and Jack M Benson, our Chief Financial Officer. We have entered into agreements with Mr. Kuhn and Mr. Benson that provide, among other things, that they are compensated in the event they are terminated without cause. The loss or departure of any of our executive officers or key employees could harm our ability to implement our business plan. We do not maintain key person insurance on any member of our management team.

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

We have recently experienced an increase in the volume of traffic on our website in terms of the number of orders placed by our customers and expect this trend to continue. Consequently, we are currently upgrading our internally developed system for our web site, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping, in order to accommodate such increases. Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We expect to launch our new system in our second quarter of fiscal 2004, however, there can be no assurance that we will be able to complete the systems upgrade before our Fall back-to-school season of July, August and September, a time period where we have historically processed over 80% of our orders. Unexpected delays in the completion of our new system, could result in negative publicity or could reduce the volume of goods sold and attractiveness of our website and would seriously impair our ability to service our customers’ orders, all of which could negatively affect our revenues and may harm our reputation, our brand and our business.

The anticipated systems upgrades are complex. This complexity can make it difficult to detect errors or failure in our website prior to implementation. We may not discover errors in our new systems until our customers use our website or until the volume of orders placed by our customers increases. As a result, the upgraded website may not initially achieve the expected benefits. These problems may result in customer dissatisfaction, a loss of, or delays in, the market acceptance of our website, and lost revenue and collection difficulties during the period required to correct these errors. Failure to correct these problems may harm our reputation, our brand and our business.

We Depend on a third-party service provider for Our Information Technology Infrastructure. if our third-party service provider experiences any system failure or inadequacy, Our Operations Could be Jeopardized.

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

Substantially all of our computer and communications hardware and software systems associated with the operation of our website are located at a single facility in Sterling, Virginia. That facility is owned, maintained and serviced by Quest Communications. Although we own and maintain our hardware and software systems, including the software which is central to the sales, ordering and shipping processes, we rely on Quest to ensure our computer and communications hardware and software operate efficiently and continuously. We do not presently have fully redundant systems or a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Any damage, failure or delay that causes interruptions in our system operations could have a material adverse effect on our business.

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

Concerns About Security on the Internet May Reduce the Use of Our Website and Impede Our Growth.

A significant barrier to confidential communications over the Internet has been the need for security. We rely on SSL encryption technology desired to prevent the misappropriation of customer credit card data during the transaction process. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. A failure to adequately control fraudulent credit card transactions could reduce our collections and harm our business. Internet usage could decline if any well-publicized compromise of security occurred. Our site could be particularly affected by any such breach because our online commerce model requires the entry of confidential customer ordering, purchasing and delivery data over the Internet, and we maintain a database of this historical customer information. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a medium for commerce. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our website or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer or company information or cause interruptions in our operations. We may incur significant costs to protect against the threat of such security breaches or to alleviate problems caused by these breaches.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses that could adversely affect our financial performance.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations promulgated by the Securities and Exchange Commission, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Some States May Impose a New Sales Tax On Our Business.

A 1992 Supreme Court decision held that the Commerce Clause of the United States Constitution limits a state’s ability to impose a sales or use tax collection responsibility on an out-of-state vendor unless such vendor maintains a physical presence, i.e., substantial nexus, in the taxing state. Based on this Supreme Court decision, we have determined that we do not have a substantial nexus in several jurisdictions where our products are received by customers, and, therefore, do not collect or remit sales or use tax in such jurisdictions. Because the scope of the 1992 Supreme Court decision is unclear, states may challenge our determination of substantial nexus. If successful, such challenges could result in significant liabilities for sales and use taxes with a material and adverse effect on our business. We currently collect and remit sales or use tax on all shipments to sixteen states. The 1992 Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of sales and use taxes by mail-order companies. Congress has from time to time considered proposals for such legislation. We anticipate that any legislative change, if adopted, would be applied on a prospective basis. While there is no case law on the issue, we believe that this analysis could also apply to our online business. Recently, several states and local jurisdictions have expressed an interest in taxing e-commerce companies who do not have any contacts with their jurisdictions other than selling products online to customers in such jurisdictions.

Our Executive Officers, Directors and Existing Stockholders, Whose Interests May Differ from Other Stockholders, Have the Ability to Exercise Significant Control Over Us.

Our executive officers, directors and entities affiliated with them, in the aggregate, own approximately 26.0% of our outstanding common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions and the power to prevent or cause a change of control. The interests of these stockholders may differ from the interests of our other stockholders.

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

The Trading Price For Our Common Stock May Drop And This Could Affect Your Ability To Resell Your Shares At Or Above The Price You Paid To Purchase Such Shares.

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

As a result of these factors, and due to the risks related to the absence of an active trading market for our common stock (which are described above) we cannot assure you that the trading price of our common stock will not drop or stay at its current price. The significant decreases in the trading price of our common stock and the current trading price of our stock is likely to affect our visibility and credibility in our market. Additionally, as a result of our delisting from NASDAQ, recent trading price and daily traded share volumes, you may not be able to resell your shares of common stock when you need to or at prices higher than what you paid to purchase such shares.

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

Employees

As of February 2004, we had approximately 30 employees. We hire temporary employees, particularly at the beginning of the Fall school semester to support our customer service efforts, and contract service providers as necessary. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are good.

Item 2. Properties

Our headquarters is located at 1850 M Street, Suite 1150, Washington, D.C. We currently lease approximately 4,400 square feet pursuant to a lease that is scheduled to expire on November 14, 2004.

Item 3. Legal Proceedings

We are a party to various legal proceedings and claims incidental to its business. Management does not believe that these matters will have a material adverse effect on the results of operations or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock traded on the Nasdaq National Market under the symbol VSTY from February 15, 2000 until March 20, 2001. Beginning on March 21, 2001 our common stock traded on the OTC Bulletin Board under the symbol VSTY.OB. Prior to February 15, 2000, our common stock was not publicly traded. For the period from January 1, 2002 to December 31, 2003, the high and low closing prices per share of our common stock were as follows:

	High	Low
Fiscal Year 2002
First Quarter (Period from January 1, 2002 to March 31, 2002)	$1.38	$0.77
Second Quarter (Period from April 1, 2002 to June 30, 2002)	$1.05	$0.80
Third Quarter (Period from July 1, 2002 to September 30, 2002)	$1.32	$0.92
Fourth Quarter (Period from October 1, 2002 to December 31, 2002)	$2.07	$1.06

Fiscal Year 2003
First Quarter (Period from January 1, 2003 to March 31, 2003)	$1.90	$1.55
Second Quarter (Period from April 1, 2003 to June 30, 2003)	$2.40	$1.80
Third Quarter (Period from July 1, 2003 to September 30, 2003)	$3.95	$2.20
Fourth Quarter (Period from October 1, 2003 to December 31, 2003)	$4.85	$3.55

As of March 1, 2004, there were 200 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. We believe that the number of beneficial holders id significantly in excess of such amount based on the security position listings we obtain from time to time for the purpose of facilitating mailings to our stockholders.

We have never declared or paid any cash dividends on our common stock. Any decision regarding the declaration of future cash dividends will be made by our Board of Directors in their discretion.

On October 19, 2001 we purchased 957,063 previously issued and outstanding shares of Varsity Group Inc. Common Stock for $574,338 in a privately negotiated transaction.

On October 24, 2003, the Board of Directors of our company, with Mr. Kuhn abstaining, approved the repurchase of 175,000 shares of our common stock, consisting of 125,000 shares to be repurchased from our CEO, Mr. Kuhn, and 50,000 shares to be repurchased from our CFO, Mr. Benson. The purchase price for the shares was $3.765 per share in cash, representing a five percent discount from the 30-day trailing average ending on November 3, 2003. Each of these officers also agreed not to sell any additional shares for 90 days. The shares repurchased represented approximately five percent of the beneficial ownership of each officer. This transaction had no effect on our results of operations.

Item 6. Selected Financial Data

The selected financial data presented below as of and for the fiscal years ended December 31, 1999, 2000, 2001, 2002 and 2003 have been derived from our audited consolidated financial statements. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except share and per share data)
Statement of Operations Data
Net Sales
Product	$9,673	$24,140	$10,698	$15,237	$22,959
Shipping	674	1,767	889	1,309	2,262
Marketing Services	212	2,630	892	27	20

Total net sales	10,559	28,537	12,479	16,573	25,241

Operating Expenses
Cost of product—related party	9,119	21,273	7,931	10,558	15,810
Cost of shipping—related party	909	2,194	656	979	1,459
Equity transactions—related party	169	—	—	—	—
Cost of marketing services	—	385	45	—	4
Marketing and sales	20,927	24,228	2,453	2,754	3,397
Product development	4,505	4,194	277	201	248
General and administrative	4,211	6,445	3,118	1,339	1,976
Non-cash compensation	2,578	4,593	816	388	216

Total operating expenses	42,418	63,312	15,296	16,219	23,110

Income / (Loss) from operations	(31,859)	(34,775)	(2,817)	354	2,131

Other income / (expense)	—	(295)	(38)	(4)	(4)
Interest income, net	351	1,046	615	311	245

Income / (loss) before taxes	(31,508)	(34,024)	(2,240)	661	2,372
Income tax (benefit)	—	—	—	—	(2,000)

Net income / (loss)	(31,508)	(34,024)	(2,240)	661	4,372
Preferred stock dividends	1,487	—	—	—	—

Net income / (loss) applicable to common stockholders	$(32,995)	$(34,024)	$(2,240)	$661	$4,372

Net income / (loss) per share:
Basic	$(14.82)	$(2.41)	$(0.13)	$0.04	$0.27

Diluted	$(14.82)	$(2.41)	$(0.13)	$0.04	$0.25

Weighted average shares:
Basic	2,226	14,104	16,644	16,086	16,440

Diluted	2,226	14,104	16,644	16,941	17,323

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
BALANCE SHEET DATA
Cash and cash equivalents	$7,813	$15,710	$16,811	$16,950	$19,904
Short term investments	—	480	—	1,500	—
Working capital	9,163	15,413	15,615	16,948	19,111
Total assets	18,062	19,981	17,597	19,074	23,206
Total stockholders’ equity	12,047	17,114	15,898	17,012	21,401

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading online retailer of textbooks and educational materials targeting the private middle and high school, college, distance, and continuing education markets. Through eduPartners, our program serving schools and organizations directly, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience and value to their students by outsourcing to us the sale of textbooks and other learning materials.

We were incorporated in December 1997 and began offering books for sale on our website on August 10, 1998. To date, our revenues have consisted primarily of sales of new textbooks. Our original sales model focused on building a broad consumer brand offering promotions and deeply discounted textbook prices to entice college students to visit our website and purchase their textbooks from us.

With the creation of eduPartners, we began focusing our eCommerce experience and brand on building a program whereby we became the exclusive provider of new books and learning materials to a variety of learning institutions. This program is a cost-effective model that enables us to increase the number of customers to our website and generate book sales that does not require the significant marketing and brand building expenses associated with our earlier model which focused on building a broad consumer brand offering promotions and deeply discounted textbook prices.

During 2000, we began to focus resources on the growth and development of our eduPartner program and it is the foundation of our business today. In the quarter ending September 30, 2003, revenues from eduPartners accounted for approximately 98% of total book related revenues, an increase from the 69% share of total book related revenues eduPartners represented during the quarter ending September 30, 2000. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 210 schools in 2003.

We expect eduPartners to remain the primary source of textbook revenues moving forward. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

During the early development stage of our Company, we also provided marketing services for other businesses seeking to reach the college and private middle and high school demographics by marketing to students online through its website and on college campuses utilizing a nationwide network of student marketing representatives. These campaigns were developed to meet the goals of each client. Marketing activities included online marketing, traditional flyering and postering, peer-to-peer marketing, on-campus events, product trial and demonstrations, and sponsorship opportunities.

During 2001, we made a strategic decision to focus our resources on the growth and development of the eduPartners program. We determined that the eduPartners model presented the greatest prospects for long-term growth and shareholder value creation and elected to concentrate the resources and energy of the entire organization on maximizing this opportunity. We completed all outstanding on-campus marketing services contracts during 2001 and ceased new development of on-campus marketing services programs. We anticipate future marketing services revenue, if any, will be focused on delivering solutions compatible with our target eduPartners market.

Recording the first profitable fiscal year in the history of our company, the year ended December 31, 2002 marked a significant milestone for the Company. This was accomplished through a combination of revenue growth, margin enhancement and cost reduction efforts initiated during 2000. As part of this transformation we successfully lowered our overall expense structure and improved the margins of our retail book business while growing eduPartners revenues. As a result, we recorded the first profitable fiscal quarter in our history during the three months ending September 30, 2001 and our first profitable fiscal year during the year ended December 31, 2002.

Throughout 2003, we continued to demonstrate the profitability and scalability of the core eduPartners model. The number of schools served by eduPartners during the critical Fall back-to-school season increased to over 210 in 2003, compared to approximately 130 during the similar period in 2002. Revenue growth tracked closely with school growth as revenues expanded by 52%, from $16.6 million in fiscal 2002 to $25.2 million in fiscal 2003. We were able to leverage our eduPartners growth to deliver even faster earnings growth as income before taxes increased by 259%, from $0.7 million in fiscal 2002 to $2.4 million in fiscal 2003.

Although our margins have increased, our ability to sustain annual operating profitability depends on our ability to maintain and grow net revenues while containing expenses. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues. Therefore we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as an indication of future performance.

The year ended December 31, 2003 represented our second consecutive profitable fiscal year and third consecutive year generating positive cash flow from operations. However, prior to the fiscal year ended December 31, 2002, we had incurred substantial losses in every fiscal year since inception. As of December 31, 2002 and 2003 we had accumulated deficits of approximately $69.8 million and $65.4 million, respectively.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see Note 2 in the accompanying consolidated financial statements included in this Annual Report on Form 10-K. We do not have any ownership interest in any special purpose or similar entities and do not have any significant related party transactions except for those associated with our historic relationship with Baker & Taylor.

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

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal 2001, 2002 and 2003, estimates of future profitability and the overall prospects of our business, we concluded that it is more likely than not that the recorded portion of the deferred tax benefits will be realized. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Net Sales

Net sales increased to $25.2 million for the year ended December 31, 2003 from $16.6 million for year ended December 31, 2002, driven by higher textbook and shipping revenues as a result of the continued growth and development of our eduPartners program. Net product and shipping revenues generated from our eduPartners program increased to approximately $24.9 million for the year ended December 31, 2003 from approximately $16.0 million for the year ended December 31, 2002. The increase in overall revenues is largely attributed to the continued growth of eduPartners during 2003. During the July/August/September 2003 back-to-school season, we served approximately 210 schools through eduPartners, up from approximately 130 schools during the same period in 2002.

Marketing services revenues were $20,000 for the year ended December 31, 2003, comparable to the $27,000 recorded for the year ended December 31, 2002. We continue to anticipate marketing services revenues in the future will remain a very small percentage of overall revenues and will be focused on delivering online solutions compatible with our target eduPartners market.

Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

Operating Expenses

Cost of Product—Related Party (Baker & Taylor)

Cost of product—related party consists of the cost of products sold to customers. Cost of product—related party increased to $15.8 million for the year ended December 31, 2003 from $10.6 million for year ended December 31, 2002. This increase was primarily attributable to our increased sales volume. We expect that cost of product—related party will increase in absolute dollars as eduPartners and our customer base expands. See “Forward Looking Statements.”

Cost of Shipping—Related Party (Baker & Taylor)

Cost of shipping—related party consists of outbound shipping. Cost of shipping increased to $1.5 million for the year ended December 31, 2003 from $1.0 million for year ended December 31, 2002. This increase was primarily attributable to our increased sales volume. Also, for the year ended December 31, 2003, shipping revenue exceeded cost of shipping—related party by $0.8 million or 55%. For the year ended December 31, 2002, shipping revenue exceeded cost of shipping—related party by $0.3 million or 34%. This increase was the result of higher shipping pricing for the year ended December 31, 2003. We will continue to offer competitive, value-based shipping prices to our customers and we expect that shipping revenue will continue to exceed cost of shipping in 2004, although not necessarily at the same margin. We recognize this practice, when compared to free or flat-rate shipping models, may negatively impact our ability to aggressively expand eduPartners and our customer base. See “Forward Looking Statements.”

Certain aspects of our agreements with Baker & Taylor provide for the assignment of separate values to the separate services provided by them: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by Baker & Taylor. Consequently, we have included in “cost of product—related party” in our statement of operations the cost of purchased books from Baker & Taylor, we have included in “cost of shipping—related party” the cost of shipping charges from Baker & Taylor and we have included in marketing and sales the cost of other services including website content and customer database management charged from Baker & Taylor. These agreements have served to reduce cost of product—related party (Baker & Taylor) as a percentage of revenue and increase marketing and sales expense as a percentage of revenue.

Cost of Marketing Services

Cost of marketing services includes implementation costs and other directly identifiable costs associated with our online advertising and customer promotions agreements. We recorded approximately $4,000 of marketing services expenses for the year ended December 31, 2003, compared to no costs recorded for the year ended December 31, 2002.

Marketing and Sales

Marketing and sales expense consists primarily of advertising and promotional expenditures, credit card processing fees, travel expense and payroll and related expenses for personnel engaged in marketing and sales. Marketing and sales expense increased to $3.4 million for the year ended December 31, 2003 from $2.8 million for the year ended December 31, 2002. This increase was primarily attributable to higher costs associated with sales and marketing fees related to our agreement with Baker & Taylor, increased credit card processing fees associated with higher sales levels and higher payroll and travel related expenses due to higher sales staffing levels.

Specified marketing and sales expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as marketing and sales expense and we expect these costs will continue to increase in absolute dollars as we expand our business. These expenses increased to $1.4 million for the year ended December 31, 2003 from $1.0 million for the year ended December 31, 2002.

During the year ended December 31, 2003, we recorded a negative tax related expense of $0.5 million compared to no expense related expense for the year ended December 31, 2002. This decrease was primarily attributable to the release of earlier non-income tax related tax accruals recorded primarily between 1999 and 2001.

There were no significant advertising expenses recorded for the year ended December 31, 2003 or December 31, 2002.

We expect certain aspects of sales and marketing expense, including credit card expenses and sales expenses associated with our agreement with Baker & Taylor, will continue to increase at levels consistent with revenue growth. We anticipate that sales staffing and marketing and related expenses will continue to increase in absolute dollars, but at a rate slower than expected revenue growth.

Product Development

Product development expense consists of payroll and related expenses for development and systems personnel and consultants. Product development expense was $0.2 million for the year ended December 31, 2003 and December 31, 2002. We anticipate our product development expenses will increase modestly during 2004 to support the continued growth of eduPartners and to enhance and maintain our technology backbone.

General and Administrative

General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased to $2.0 million for the year ended December 31, 2003 from $1.3 million for year ended December 31, 2002. This increase was primarily attributable to higher compensation, professional services and administrative expenses in 2003. Furthermore, during the year ended December 31, 2002, we received a payment for a prepaid marketing balance that was previously written off as uncollectible which resulted in a reduction in general and administrative expense of $252,000 during that period.

We anticipate significant increases in general and administrative expenses will be incurred in 2004 and 2005 as we take the necessary steps to comply with the numerous reporting and control requirements associated with the Sarbanes Oxley Act. We would also expect expense increases should we seek relisting on a national stock exchange market such as the NASDAQ SmallCap Market. See “Forward-Looking Statements” and “Risk Factors.”

Non-Cash Compensation

Non-cash compensation expense consists of expenses related to the granting of employee options measured based on the intrinsic value of the stock option. Non-cash compensation expense decreased to $0.2 million for the year ended December 31, 2003 from $0.4 million for year ended December 31, 2002. This decrease was primarily attributable to lower residual unamortized non-cash compensation balances associated with employee options during the year ended December 31, 2003.

Other Income/Expense

Other income / expense primarily includes the gain or loss on the disposal of fixed assets and other gains or losses Other income and expense was approximately $4,000 during each of the years ended December 31, 2003 and 2002, resulting from the loss on the disposal of fixed assets.

Interest Income, net

Interest income, net consists of interest income on our cash and cash equivalents and investments, and interest expense attributable to our convertible notes payable. Interest income, net was $0.2 million for the year ended December 31, 2003 compared to $0.3 million for the year ended December 31, 2002. This decrease was primarily attributable to lower interest rates earned on cash and cash equivalent and short-term investment balances during the year ended December 31, 2003.

Income Taxes

As of December 31, 2003 and December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of $59.8 million and $61.3 million, respectively, which expire beginning in 2018. The net operating losses allow us to offset federal taxable income, when and if generated, before paying federal income taxes We have potential future tax benefits, or deferred tax assets, associated with these historical net operating losses that, because they were fully reserved by an offsetting valuation allowance, were not previously reported on our balance sheet. In the twelve months ended December 31, 2003, we released $2.9 million of the valuation allowance, which has resulted in the recognition of a portion of our net deferred tax assets on our balance sheet and the recording of a tax benefit on our income statement for the twelve months ended December 31, 2003. As of December 31, 2003, we had a remaining valuation allowance of approximately $20.7 million which had not been released (see Note 9 to our consolidated financial statements).

To the extent we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or an additional portion, of the remaining valuation allowance in the future. Any such release would result in recording a non-cash tax benefit that would increase net income in the period the allowance was released. The tax benefit resulting from the release of a portion of our valuation allowance did not impact, or will impact, the amount of cash paid for income taxes. Changes in the ownership of our common stock, as defined in the Internal Revenue Code of 1986, as amended, may restrict the utilization of our net operating loss carryforwards. See Note 9 to our consolidated financial statements and “Forward Looking Statements”.

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

Operating Expenses

Cost of Product—Related Party (Baker & Taylor)

Cost of product—related party consists of the cost of products sold to customers. Cost of product—related party increased to $10.6 million for the year ended December 31, 2002 from $7.9 million for year ended December 31, 2001. This increase was primarily attributable to our increased sales volume.

Cost of Shipping—Related Party (Baker & Taylor)

Cost of shipping—related party consists of outbound shipping. Cost of shipping increased to $1.0 million for the year ended December 31, 2002 from $0.7 million for year ended December 31, 2001. This increase was primarily attributable to our increased sales volume. Also, for the year ended December 31, 2002, shipping revenue exceeded cost of shipping—related party by $0.3 million or 34%. For the year ended December 31, 2001, shipping revenue exceeded cost of shipping—related party by $0.2 million or 36%. We will continue to offer competitive, value-based shipping prices to our customers and we expect that shipping revenue will continue to exceed cost of shipping in 2003. We recognize this action, when compared to free or flat-rate shipping models, may negatively impact our ability to aggressively expand eduPartners and our customer base.

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

General and Administrative

General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense decreased to $1.3 million for the year ended December 31, 2002 from $3.1 million for year ended December 31, 2001. This decrease was primarily attributable to lower executive compensation, professional services, depreciation, administrative expenses and the recovery of previously written off receivables during the year ended December 31, 2002. During the year ended December 31, 2002, we received a $252,000 payment for a prepaid marketing balance that was previously written off in a prior period as uncollectable. Consistent with efforts taken in other areas of our business, we have worked to reduce the overhead associated with managing and growing our enterprise.

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

Other Income/Expense

Other income / expense primarily includes the gain or loss on the disposal of fixed assets and other gains or losses. During the year ended December 31, 2001 and December 31, 2002 we sold or disposed of certain fixed assets that were no longer critical to the successful execution of our business plan. The disposal of these assets resulted in a loss or expense of approximately $4,000 and $38,000 during the year ended December 31, 2002 and 2001, respectively.

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

Income Taxes

As of December 31, 2002 and December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of $61.3 million and $59.2 million, respectively, which expire beginning in 2018. As of December 31, 2002 we had provided a full valuation allowance on the resulting deferred tax asset because of uncertainty regarding its realizability. Changes in the ownership of our common stock, as defined in the Internal Revenue Code of 1986, as amended, may restrict the utilization of such carryforwards. See Note 9 to our consolidated financial statements.

Seasonality

We experience significant seasonality in our results of operations. Due to the academic calendar and the seasonal nature of the textbook industry, our peak selling periods have historically been August/September and January/February, when college students return to school and new semesters begin. However, consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, since the year ended December 31, 2001 our peak selling period has been the July/August/September back-to-school season. During 2003, approximately 85% of our revenues were recognized in this period. We expect this trend to continue as we expand our eduPartners program in the private middle and high school market. While many private middle and high school institutions have an active book buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to extend eduPartners more deeply into the college and distance learning markets. This would result in more balanced selling seasons between fall and winter. However, based upon our current eduPartners school mix, we will continue to experience significant fluctuations in quarterly operating results.

Liquidity and Capital Resources

As of December 31, 2003, we had $19.9 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under operating leases, accounts payable and accrued liabilities. During the first quarter of fiscal 2004, we began an initiative to upgrade our internally developed system for our website. As a result, we expect an increase in purchases and capitalization of software during fiscal 2004 and may experience additional increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash provided by operating activities was $1.8 million, $1.6 million and $0.4 million during the years ended December 31, 2003, 2002 and 2001, respectively. The change in operating cash flows of $0.2 million during the twelve months ended December 31, 2003 was due to an increase in net income in 2003, partially offset by several components of net income which did not produce cash, including the tax benefit associated with the release of a portion of the valuation allowance against deferred tax assets, the release of earlier non-income tax related tax accruals recorded primarily between 1999 and 2001 and changes in taxes payable and other current assets. The change in operating cash flows of $1.3 million during the twelve months ended December 31, 2002 was due to the increase in net income in 2002, offset by net changes in accounts receivable.

Net cash provided by (used in) investing activities was $1.3 million, $(1.5) million and $0.8 million during the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, cash provided by investing activities consisted primarily of the sale of short-term investments, net of purchases. During the year ended 2002, net cash (used) in investing activities consisted primarily of the purchase of short-term investments, net of sales. Net cash provided by investing activities during 2001 consisted primarily of the sale of short-term investments and decrease in restricted cash.

Net cash (used in) provided by financing activities was $(0.2) million, $21,000 and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash (used in) financing activities in 2003 consisted of $0.7 million cash used to purchase treasury shares, partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities during 2002 consisted of net proceeds from the exercise of stock options. Net cash provided by financing activities during 2001 consisted primarily of net proceeds of $0.7 million from an outstanding warrant receivable and $0.6 million used to purchase treasury shares.

The following table provides an overview or our aggregate contractual obligations as of December 31, 2003:

		Fiscal Year Ended
Contractual Obligations	Total	2004	Thereafter
Operating Lease Obligations	$122	$122	$—

Total	$122	$122	$—

We currently lease approximately 4,400 square feet pursuant to a lease that is scheduled to expire in November 2004. During 2004 we will need to secure new office space that will accommodate our current and expected headcount levels and consequently, expect an increase to our current lease obligations beginning late in fiscal 2004.

Based upon our current and expected cost structure and recent growth levels within the eduPartners program, we believe we are positioned to improve upon the financial performance of 2003. However, we intend to increase spending on the development of eduPartners and relationships with other related businesses. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

In the future, we may pursue acquisitions of complementary businesses. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business strategy. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) that addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective as of the beginning of the first interim or annual reporting period beginning after December 15, 2003. The effect of adopting this statement did not have a material impact on our operating performance and financial position.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The effect of adopting this statement did not have a material impact on our operating performance and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents and short-term investments are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of instruments with high credit quality and relatively short average maturities. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents and short-term investments held was $18.3 million and $19.2 million at December 31, 2002 and 2003, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The weighted average yield on interest-bearing investments held as of December 31, 2003 was approximately 1.3% per annum. Based on our investment holdings at December 31, 2003, a 100 basis point decline in the average yield would have reduced our annual interest income by $0.2 million.

Item 8. Financial Statements and Supplementary Data Report of Independent Auditors

To the Board of Directors and Stockholders

Varsity Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Varsity Group Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

March 3, 2004

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2001, 2002 and 2003

(in thousands, except per share data)

	2001	2002	2003
Net Sales
Product	$10,698	$15,237	$22,959
Shipping	889	1,309	2,262
Marketing services	892	27	20

Total net sales	12,479	16,573	25,241

Operating Expenses
Cost of product—related party	7,931	10,558	15,810
Cost of shipping—related party	656	979	1,459
Cost of marketing services	45	—	4
Marketing and sales (including $716, $1,003 and $1,422 with related party at December 31, 2001, 2002 and 2003 respectively)	2,453	2,754	3,397
Product development	277	201	248
General and administrative	3,118	1,339	1,976
Non-cash compensation	816	388	216

Total operating expenses	15,296	16,219	23,110

Income / (loss) from operations	(2,817)	354	2,131

Other income, net
Interest income	619	315	248
Interest expense	(4)	(4)	(3)
Other income (expense)	(38)	(4)	(4)

Interest income, net	577	307	241

Income (loss) before income taxes	(2,240)	661	2,372
Income tax (benefit)	—	—	(2,000)

Net income / (loss)	$(2,240)	$661	$4,372

Net income / (loss) per share
Basic	$(0.13)	$0.04	$0.27

Diluted	$(0.13)	$0.04	$0.25

Weighted average shares
Basic	16,644	16,086	16,440

Diluted	16,644	16,941	17,323

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2003

(in thousands, except share data)

	December 31,
	2002	2003
ASSETS
Current assets
Cash and cash equivalents	16,950	19,904
Short-term investments	1,500	—
Accounts receivable, net of allowance for doubtful accounts of $13 at December 31, 2002 and $8 at December 31, 2003, respectively	263	546
Other	297	466

Total current assets	19,010	20,916
Property and equipment, net	41	175
Deferred income taxes	—	2,093
Other assets	23	22

Total assets	$19,074	$23,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203	$176
Other accrued expenses and other current liabilities	573	1,186
Sales taxes payable	1,286	443

Total current liabilities	2,062	1,805

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at December 31, 2002 and 2003, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 17,099 and 17,728 shares issued at December 31, 2002 and 2003, respectively	2	2
Additional paid-in capital	87,638	88,100
Deferred compensation	(254)	(40)
Accumulated deficit	(69,800)	(65,428)
Treasury Stock, $.0001 par value, 957 and 1,132 shares at December 31, 2002 and 2003, respectively	(574)	(1,233)

Total stockholders’ equity	17,012	21,401

Total liabilities and stockholders’ equity	$19,074	$23,206

See accompanying notes to consolidated financial statements.

VARSITY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2001, 2002 and 2003

(in thousands, except share data)

	Common Stock		Add’l Paid-In Capital	Notes Receivable Stockholder	Warrant Receivable and Other	Deferred Comp.	Accum Deficit	Treasury Stock	Totals
Description	Shares	Amt
Balance at December 31, 2000	16,152,218	$2	$87,287	$(124)	$(707)	$(1,123)	$(68,221)	—	$17,114
Issuance of common stock—options exercised	52,177		13						13
Issuance of restricted common stock to stockholder	666,667		215			(215)			—
Purchase treasury stock								(574)	(574)
Deferred compensation			(57)			811			754
Sallie Mae warrants					707				707
Loan forgiveness				62					62
Payment of note receivable				62					62
Net loss							(2,240)		(2,240)

Balance at December 31, 2001	16,871,062	$2	$87,458	$—	$—	$(527)	$(70,461)	$(574)	$15,898
Issuance of common stock—options exercised	60,937		21						21
Issuance of restricted common stock to stockholder	166,667		133			(133)			—
Deferred compensation			(18)			406			388
Other non-cash transaction			44						44
Net income							661		661

Balance at December 31, 2002	17,098,666	$2	$87,638	$—	$—	$(254)	$(69,800)	$(574)	$17,012
Issuance of common stock—options exercised	477,054		323						323
Deferred compensation						214			214
Purchase treasury stock								(659)	(659)
Warrants exercised	152,693		139						139
Net income							4,372		4,372
Balance at December 31, 2003	17,728,413	$2	$88,100	$—	$—	$(40)	$(65,428)	$(1,233)	$21,401

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2002 and 2003

(in thousands)

	2001	2002	2003
Operating activities:
Net profit / (loss)	$(2,240)	$661	$4,279
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	659	176	54
Bad debt expense	(35)	42	(12)
Loss on disposal and abandonment of fixed assets	529	4	5
Deferred income taxes	—	—	(2,093)
Non-cash compensation	816	388	214
Other non-cash charges	—	44	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,208	(234)	(271)
Other current assets	283	135	(169)
Accounts payable	(688)	(19)	(27)
Lease liability	(368)	—	—
Deferred revenue	(201)	—	—
Other accrued expenses and other current liabilities	(240)	377	613
Taxes payable	460	5	(750)
Other non-current liabilities	(131)	—	—
Other non-current assets	317	56	1

Net cash (used in) provided by operating activities	369	1,635	1,844

Investing activities:
Purchases of property and equipment	(18)	(28)	(193)
Increase in restricted cash	264	—	—
Purchase of short-term investments		(4,500)	(1,500)
Maturity of short-term investments	480	3,000	3,000
Proceeds from sale of fixed assets	62	11	—

Net cash (used in) provided by investing activities	788	(1,517)	1,307

Financing activities:
Proceeds from exercise of stock options and warrants	13	21	462
Proceeds from warrant subscription receivable	707	—	—
Purchase of treasury stock	(574)	—	(659)
Proceeds from notes receivable from shareholder	62	—	—

Net cash provided by financing activities	208	21	(197)

Net increase in cash and cash equivalents	1,365	139	2,954
Cash and cash equivalents at beginning of period	15,446	16,811	16,950

Cash and cash equivalents at end of period	$16,811	$16,950	$19,904

Supplemental disclosure of cash flow information:
Cash paid for income taxes and interest	$—	$—	$—

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Varsity Group Inc. (the “Company”) is an Internet-based retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets. Varsity Group, Inc. was incorporated on December 16, 1997 and launched its website in August 1998, at which time the Company began generating revenues. In August 1999, the Company established two wholly-owned subsidiaries, CollegeImpact.com, Inc. and VarsityBooks.com, LLC (formerly CollegeOps.com LLC), to assist in the overall management of its marketing and retailing activities, respectively.

The Company is an online retailer of textbooks and educational materials targeting private middle and high schools, small colleges, distance, and continuing education markets through its eduPartners program. As an Internet-based retailer of textbooks, the Company uses its website, www.varsitybooks.com, to sell textbooks and other learning materials to students nationwide. Through eduPartners, the Company partners directly with educational institutions to outsource traditional school bookstore operations and sell textbooks and learning materials directly to parents and students via the VarsityBooks.com website. The Company has also provided marketing services for other businesses seeking to reach the college and private middle and high school demographics by marketing to students online through its website and on college campuses utilizing a nationwide network of student marketing representatives. However, during 2001, the Company made a decision to focus resources on the growth and development of on its eduPartners program and largely exited its original mass-market college targeted textbook sales and on-campus marketing services model. The Company anticipates future marketing services revenue will likely represent a small percentage of textbook revenues and will be focused on delivering online solutions compatible with its target eduPartners market.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments with original maturities of three months or less. Each is recorded at cost, which approximates market value. The Company’s policy is to record short-term, highly liquid investments as cash and cash equivalents. The balance at December 31, 2003 was comprised of $0.7 million in operating accounts, $0.2 million in money market investments and $19.0 million with original maturities of three months

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or less, in debt securities. The balance at December 31, 2002 was comprised of $0.2 million in operating accounts, $0.8 million in money market investments and $15.9 million with original maturities of three months or less, in debt securities.

Short-term Investments

Short-term investments consist of corporate fixed income bonds with a maturity date in excess of three months. There were no short-term investments at December 31, 2003 and $1.5 million in short-term investments at December 31, 2002.

Concentrations of Credit Risk

Accounts receivable consists primarily of amounts due from member institutions of the Company’s eduPartners program. The Company monitors its accounts receivable balances to assess any collectability issues. The Company recorded an allowance for potentially uncollectable receivables of $12,500 and $8,217 at December 31, 2002 and 2003, respectively. The allowance for potentially uncollectable receivables is included as a reduction of accounts receivable in the accompanying consolidated balance sheet. Bad debt expense for the year ended December 31, 2001 was $(35,091). Bad debt expense for the year ended December 31, 2002 was $42,231, excluding the recovery of a $252,000 prepaid marketing balance that had previously been written off as uncollectable. Bad debt expense for the year ended December 31, 2003 was $(11,806). The negative bad debt expense in fiscal 2001 and fiscal 2003 was attributable to the collection of previously written-off receivables. Write-offs for the years ended December 31, 2001, 2002 and 2003 totaled $106,159, $66,803, and $8,217 respectively.

Reliance on Single Supplier

The Company relies on a single supplier as its current sole provider of textbooks, fulfillment and shipping services (see Note 3). While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by the current supplier could materially harm the business. (See Note 3 ).

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

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company recognizes revenue from textbook sales, including sales under the Company’s eduPartners program, net of any discounts and coupons, when the textbooks are received by its customers. The Company takes title to the textbooks sold upon transfer to the shipper and assumes the risks and rewards of ownership including the risk of loss for collection. The Company does not function as an agent or broker for its supplier (See Note 3). Outbound shipping charges are included in net sales. The Company provides allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. To date, the Company’s revenues have consisted primarily of sales of new textbooks. The Company has also generated revenues through the sale of general interest books, banner advertisements and marketing service agreements.

Marketing and Sales

The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” As such, the Company expenses the cost of communication advertising as incurred. Advertising expense was $30,000, $(6,354) and $1,313 for the years ended December 31, 2001, 2002 and 2003, respectively. The negative advertising expense recorded for fiscal 2002 was largely attributable to the write-off of previously recorded advertising related payables.

Payments to eduPartners program schools are accrued as the related revenue is earned. Such amounts are included as a component of marketing and sales expense in the accompanying consolidated statements of operations. The Company recognized an expense of approximately $310,000, $327,000 and $584,000 for payments earned by partnership program schools for the year ended December 31, 2001, 2002 and 2003, respectively.

The Company’s agreement with Baker & Taylor provides for assignment of separate values to the separate services provided by Baker & Taylor: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by Baker & Taylor. The Company has included in “cost of product—related party” in its statement of operations the cost of purchased books from Baker & Taylor, the cost of shipping charges from Baker & Taylor in “shipping—related party”, and the cost of other services including website content and customer database management charged by Baker & Taylor in the “marketing and sales” section of its statement of operations. Related party expenses associated with these agreements recorded in the “marketing and sales” section of its statement of operations totaled $0.7 million, $1.0 million and $1.4 million for the year ended December 31, 2001, 2002 and 2003, respectively.

Product Development

Product development expenses consist principally of payroll and related expenses for systems personnel and consultants. In the year ended December 31, 2002 and 2003, respectively, all product development costs were expensed as incurred due to the short useful life of those improvements.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2001	2002	2003
Net income / (loss) as reported	$(2,240)	$661	$4,372
Less: SFAS No. 123 stock-based compensation expense	(1,296)	(1,036)	(902)
Add: APB No. 25 stock-based compensation expense	754	388	216

Pro forma net income / (loss)	$(2,782)	$13	$3,686

Net income/ (loss) per share as reported
Basic	$(0.13)	$0.04	$0.27
Diluted	$(0.13)	$0.04	$0.25
Pro forma net income/ (loss) per share
Basic	$(0.17)	$0.00	$0.22
Diluted	$(0.17)	$0.00	$0.21

The weighted-average fair value of options granted during the years ended December 31, 2001, 2002 and 2003 was approximately $0.28, $0.70 and $1.51 respectively, based on the Black-Scholes option pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions used for grants during the fiscal years ended:

•	2001: dividend yield 0.0%; expected volatility 75.0%; risk-free interest rate 5.50%; expected term 2 to 5 years;

•	2002: dividend yield 0.0%; expected volatility 75.0%; risk-free interest rate 5.25%; expected term 2 to 6 years;

•	2003: dividend yield 0.0%; expected volatility 90.0%; risk-free interest rate 3.60%; expected term 2 to 6 years.

Comprehensive Income

There are no material differences between net income and comprehensive income.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) that addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective as of the beginning of the first interim or annual reporting period beginning after December 15, 2003. The effect of adopting this statement did not have a material impact on the Company’s operating performance and financial position.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The effect of adopting this statement did not have a material impact on the Company’s operating performance and financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform the current year presentation. These changes have no impact on previously reported results of operations or stockholders’ equity.

3. TRANSACTIONS WITH BAKER & TAYLOR

Baker & Taylor has provided the Company’s order fulfillment and drop shipment services since its inception. The Company has a series of agreements relating to the operating and financial terms of its relationship which were recently renewed and are now scheduled to expire in June 2006.

Under these agreements, the Company agrees to provide Baker & Taylor with written demand forecasts for each upcoming semester and to use Baker & Taylor as its principal supplier of textbooks and exclusive provider

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of drop-ship and fulfillment services. The Company pays fees and expenses related to the services Baker & Taylor provides and purchase products from Baker & Taylor at a discount to the suggested price. In return, Baker & Taylor agrees not to provide drop-ship services to any person or entity that has as its principal business activity the goal of establishing exclusive relationships with educational institutions for the purpose of selling textbooks via the Internet, unless the retailer was an existing customer of Baker & Taylor on or prior to June 10, 1998, the date the Company initially contracted with Baker & Taylor. The Company’s agreements with Baker & Taylor provide it access to, and use of, an electronic set of data elements from Baker & Taylor’s title file database that contains bibliographic records. In addition, under these agreements, Baker & Taylor provides the Company with promotional, customer service, and database management services

In July 2003 Baker & Taylor was purchased in a transaction sponsored by Willis Stein & Partners, a private equity firm. Prior to this transaction Baker & Taylor was considered a related party due to common ownership interests held by The Carlyle Group as the principal owner of Baker & Taylor and as significant shareholder of Varsity Group. Effective with the sale of Baker & Taylor to Willis Stein & Partners in July 2003 the Company no longer considers Baker & Taylor to be a related party.

Approximately $7,000 and $111,000 in payables and related accruals were due Baker & Taylor as of December 31, 2003 and 2002, respectively. As of December 31, 2001, Baker & Taylor owed the Company approximately $20,000 in receivables and related accruals.

4. FIXED ASSETS

Fixed assets consist of the following at December 31, (in thousands):

	2002	2003
Computer equipment	$716	$519
Software	72	44
Website development	16	16
Furniture and fixtures	18	17
Intangibles	7	7

	829	603
Less: accumulated depreciation	(788)	(428)

Fixed assets, net	$414	$175

Depreciation and amortization expense was approximately $0.1 million, $0.2 million and $0.7 million for the years ended December 31, 2003, 2001 and 2001, respectively. For the year ended December 31, 2001 the Company recorded approximately $0.6 million of fixed asset write off expense associated with underutilized assets which were no longer critical to supporting its businesses.

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s headquarters is located at 1850 M Street, Suite 1150, Washington, D.C. The Company currently occupies approximately 4,400 square feet of office space pursuant to a lease that is scheduled to expire on November 14, 2004.

Rent expense under operating leases was approximately $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. The remaining lease payments associated with the current operating lease total approximately $0.1 million for the year ended December 31, 2004.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

The Company is a party to various other legal proceedings and claims incidental to their business. Management does not believe that these matters will have a material adverse effect on the results of operations or financial condition of the Company.

6. STOCKHOLDERS’ EQUITY

Authorized Capital

At December 31, 2003, the Company was authorized to issue 20,000,000 shares of preferred stock, $.0001 par value per share, and 60,000,000 shares of common stock, $.0001 par value per share.

Warrants

During fiscal 1998 and fiscal 1999, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 160,707 shares of the Company’s common stock. No warrants associated with these grants were exercised prior to fiscal 2003. During fiscal 2003, warrants to purchase 82,547 shares of the Company’s common stock were exercised and 62,095 warrants were either cancelled or expired without being exercised. As of December 31, 2003, 16,065 warrants remained outstanding.

During fiscal 1998 and fiscal 1999, the Company issued warrants to Baker & Taylor, its supplier of textbooks, to purchase up to 219,643 shares of common stock at exercise prices of $2.33, $0.20 and $0.22 per share. No warrants associated with these grants were exercised prior to fiscal 2003. During fiscal 2003, warrants to purchase 52,251 shares of the Company’s common stock were exercised and 104,892 warrants were either cancelled or expired without being exercised. The 62,500 warrants that remained outstanding as of December 31, 2003 were exercised in February 2004.

During fiscal 2000, in connection with a line of credit agreement that has since expired, the Company issued warrants to purchase 37,500 shares of its common stock. As of December 31, 2003, warrants to purchase up to 37,500 shares of the Company’s common stock were exercisable at an exercise price of $10.00 per share and expire in fiscal 2005.

During fiscal 2000, the Company issued warrants to a third party to purchase up to 50,000 shares of common stock at an exercise price of $1.06 per share in return for certain advisory and consulting services. The Company recorded a charge based upon the fair market value of the warrants in the amount of $43,500, which is reflected as a component of general and administrative expense in fiscal 2002. During fiscal 2003, warrants to purchase 17,895 shares of the Company’s common stock were exercised and 7,105 were cancelled. As of December 31, 2003, warrants to purchase up to 25,000 shares of the Company’s common stock were exercisable at an exercise price of $1.06 per share.

Treasury Shares

On October 24, 2003, the Company repurchased 175,000 shares of the Company’s common stock from two officers of the Company for approximately $0.7 million. The purchase price of the shares was $3.765 per share, representing a five percent discount from the 30-day trailing average ending on November 3, 2003. This transaction had no effect on the Company’s results of operations. As of December 31, 2003, the Company had repurchased 1,132,063 shares of its common stock for approximately $1.2 million in cash.

7. STOCK-BASED COMPENSATION

On October 2, 1998, the Company adopted the 1998 Stock Plan, underwhich incentive stock options, non-qualified stock options or stock rights, or any combination thereof may be granted to the Company’s employees.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The board of directors, or a Committee appointed by the Board, administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years and vesting periods between 12 and 60 months. Vested options held at the date of termination may be exercised within three months. The Board of Directors may terminate the Plan at anytime.

Stock option activity was as follows (amounts in thousands, except per share data):

	Number of Stock Options	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2000	1,665
Granted	1,933	0.24 – 0.73	0.49
Exercised	(52)	0.20 – 0.344	0.25
Cancelled	(850)	0.20 – 10.00	0.27

Outstanding, December 31, 2001	2,696
Granted	823	0.84 – 1.45	1.23
Exercised	(61)	0.30 – 0.35	0.34
Cancelled	(356)	0.30 – 10.00	0.84

Outstanding, December 31, 2002	3,102
Granted	473	1.55 – 3.85	2.60
Exercised	(477)	0.30 – 10.00	0.66
Cancelled	(150)	0.30 – 10.00	1.94

Outstanding, December 31, 2003	2,948

As of December 31, 2003 the Company has reserved an additional 2,069,086 shares of its common stock for future option grants. At the Annual Meeting of Stockholders held on June 26, 2003, the stockholders of Varsity Group Inc. approved an amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan to increase the number of shares that may be issued under the plan from 5.5 million to 7.0 million, and to provide for an automatic share increase provision. As of December 31, 2003, there are 7.0 million shares authorized under the Company’s Stock Option Plan.

The following table summarizes information about options at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
	(thousands)	(years)		(thousands)
$0.24 – $0.39	442	6.6	$0.32	428	$0.33
$0.60 – $1.06	939	7.6	$0.96	793	$0.81
$1.10 – $1.88	790	8.9	$1.36	142	—
$2.15 – $2.69	167	9.4	$2.28	134	$2.69
$3.10 – $3.85	153	9.9	$3.80	—	$6.04
$6.04 – $8.00	1	5.8	$8.00	1	$6.04
$10.00	456	6.0	$10.00	454	$10.00

Total	2,948	7.8	$2.54	1,952	$2.56

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2001, 2002 and 2003, the weighted average remaining contractual life of the options was 9.0, 8.4 and 7.8 years, respectively.

No options were granted during the year ended December 31, 2003 or December 31, 2002 that were deemed to be compensatory and, therefore, no deferred compensation was recorded.

Non-cash compensation expense related to the granting of employee options, warrants and the sale of restricted stock based upon the intrinsic value method was $0.8 million, $0.4 million and $0.2 million during the year ended December 31, 2001, 2002 and 2003, respectively. The expense amounts recorded represent the difference between the exercise price and the deemed fair value (the fair value per share was derived by reference to the preferred stock values since inception with ratable increases between preferred stock issuance dates prior to the initial public offering and the NASDAQ or OTC Bulletin Board stock price on the date of issuance following the initial public offering) of the underlying common stock on the date of grant.

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

8. EARNINGS (LOSS) PER SHARE

Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (“SFAS 128”) promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS 128, the Company is required to present basic and diluted earnings per share. Basic earnings / (loss) per share is computed by dividing net income / (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings / (loss) per share reflects dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	For the Fiscal Year Ended
	2001	2002	2003
Numerator:
Net income / (loss)	$(2,240)	$661	$4,372
Denominator:
Denominator for basic income / (loss) per share—	16,644	16,086	16,440
Weighted average shares outstanding
Employee stock options and other(1)	—	855	883

Denominator for diluted income / (loss) per share—
Adjusted weighted average shares, assuming exercise of common equivalent shares	16,644	16,941	17,323
Basic net income / (loss) per share	$(0.13)	$0.04	$0.27
Diluted net income / (loss) per share	$(0.13)	$0.04	$0.25

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The dilutive effect of options and warrants of 3.2 million shares was not considered in the computation of diluted loss per share in fiscal 2001 because including these shares would be anti-dilutive due to the Company’s reported net loss.

9. INCOME TAXES

The income tax expense (benefit) for 2001, 2002 and 2003 consists of the following:

	For the Fiscal Year Ended
	2001	2002	2003
Current
Federal	$—	$260	$358
State	—	30	67

	$—	$290	$425

Deferred
Federal	$—	$(260)	$(2,149)
State	—	(30)	(276)

	$—	$(290)	$(2,425)

Total
Federal	$—	$—	$(1,791)
State	—	—	(209)

	$—	$—	$(2,000)

The income tax benefit recognized, all of which is deferred, differs from the expense at the maximum statutory Federal tax rate as follows:

	For the Fiscal Year Ended
	2001	2002	2003
Federal tax at maximum rate	$(761)	$227	$807
State taxes, net of Federal benefit	(89)	26	94
Permanent differences	229	37	91
Other	147	—	(72)
Change in the valuation allowance	474	(290)	(2,920)

Tax benefit	$—	$—	$(2,000)

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	For the Fiscal Year Ended
	2002	2003
Deferred tax assets:
Net operating loss /other carryforwards	$23,266	$22,844
Financing, start-up and other costs	244	247
Accrued expenses	477	150

Total deferred tax assets	23,987	23,241
Valuation allowance	(23,854)	(20,934)

Net deferred tax asset	133	2,307
Deferred tax liabilities:
Depreciation and amortization	(133)	(214)

Net deferred tax asset	$—	$2,093

At December 31, 2002 and 2003, the Company had net operating loss carryforwards of approximately $61.3 million and $59.8 million, respectively, related to federal and state jurisdictions. These net operating loss carryforwards will begin to expire at various times beginning in 2018. For federal and state tax purposes, a portion of the Company’s net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, annual limitations on utilization of NOL carryforwards pursuant to Internal Revenue Code section 382, future income projections and overall prospects of the its business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for fiscal 2001, 2002 and 2003, estimates of future profitability and the overall prospects of the its business, management concluded that it is more likely than not that approximately $2.1 million of the remaining deferred tax benefits will be realized. Management will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If the Company continues to meet its financial projections and improve upon its results of operations, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released.

Item 9. Changes in and Disagreements with Accountants on accounting and Financial Disclosure

None.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9a. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have not yet adopted a code of business conduct and ethics, or code of conduct, but intend to do so in the near future. The code of conduct will be designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. Once adopted, the code will be available on our website (www.varsity-group.com). To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

All additional information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 11. Executive Compensation and Related Shareholder Matters

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

On October 2, 1998, the Company adopted the 1998 Stock Plan, under which incentive stock options, non-qualified stock options or stock rights, or any combination thereof may be granted to the Company’s employees. At the Annual Meeting of Stockholders held on June 26, 2003, the stockholders of Varsity Group Inc. approved an amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan to increase the number of shares that may be issued under the plan from 5.5 million to 7.0 million, and to provide for an automatic share increase provision. As of December 31, 2003, there are 7.0 million shares authorized under the Company’s Stock Option Plan.

The following table summarizes equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (thousands) (c)
Equity compensation plans approved by security holders	2,948	$2.54	2,069
Equity compensation plans not approved by security holders	—	—	—

Total	2,948		2,069

All additional information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-k.

(A) 1. Consolidated Financial Statements. The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 of this Form 10-K:

(a) Report of Independent Auditors

(b) Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003

(c) Consolidated Balance Sheets as of December 31, 2002 and 2003

(d) Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2001, 2002 and 2003

(e) Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003

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

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(1)	Amended and Restated By-laws of the Company.

4.1(1)	Specimen Certificate of the Company’s common stock.

10.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.

10.2(1)*	1998 Stock Option Plan.

10.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999

10.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.7(1)*	Agreement for Eric J. Kuhn.

10.8(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc. and Daniel Rush, Vice President of Sales

10.9(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc. and Jeff Gatto, Vice President of Operations.

10.10(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc and Jack M Benson, Chief Financial Officer.

10.11(1)*	Employee Stock Purchase Plan.

10.20(2)	Amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan approved by stockholders at the 2003 Annual Meeting of Stockholders.

10.31*	Share purchase agreement dated November 4, 2003 between Varsity Group and Eric J. Kuhn, President and Chief Executive Officer.

10.32*	Share purchase agreement dated November 4, 2003 between Varsity Group and Jack M Benson, Chief Financial Officer.

21.1(1)	List of Subsidiaries of the Company.

23.1	Consent of PriceWaterhouseCoopers LLP

24.1	Power of Attorney (included on Signature Page to this report).

31.1	Certification of Chief Executive Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).
(2)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
*	Indicates a management contract or compensatory plan or arrangement

(B) Reports on Form 8-k.

On November 5, 2003, we furnished a current report on 8-K dated November 4, 2003 reporting under Item 12 our issuance of a press release announcing our financial results for the three and nine months ended September 30, 2003.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Washington, District of Columbia, on the 3rd day of March, 2004.

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

Signature	Title	Date

/s/ ERIC J. KUHN Eric J. Kuhn	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 3, 2004

/s/ JACK M BENSON Jack M Benson	Chief Financial Officer (Principal Finance and Accounting Officer)	March 3, 2004

/s/ JOHN KERNAN John Kernan	Director	March 3, 2004

/s/ ALLEN L. MORGAN Allen L. Morgan	Director	March 3, 2004

EXHIBIT INDEX

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(1)	Amended and Restated By-laws of the Company.

4.1(1)	Specimen Certificate of the Company’s common stock.

10.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.

10.2(1)*	1998 Stock Option Plan.

10.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.7(1)*	Agreement for Eric J. Kuhn.

10.8(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc. and Daniel Rush, Vice President of Sales.

10.9(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc. and Jeff Gatto, Vice President of Operations.

10.10(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc and Jack M Benson, Chief Financial Officer.

10.11(1)*	Employee Stock Purchase Plan.

10.20(2)	Amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan approved by stockholders at the 2003 Annual Meeting of Stockholders.

10.31*	Share purchase agreement dated November 4, 2003 between Varsity Group and Eric J. Kuhn, President and Chief Executive Officer.

10.32*	Share purchase agreement dated November 4, 2003 between Varsity Group and Jack M Benson, Chief Financial Officer.

21.1(1)	List of Subsidiaries of the Company.

23.1	Consent of PriceWaterhouseCoopers LLP.

24.1	Power of Attorney (included on Signature Page to this report).

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).
(2)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
*	Indicates a management contract or compensatory plan or arrangement.