Form 10-Q
period 2004-03-31
VARSITY GROUP INC
filed 2004-05-12
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-28977

VARSITY GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1876848
(State of Incorporation)	IRS Employer (Identification Number)

1850 M Street, Suite 1150 Washington, D.C.	20036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 667-3400

(Former Name, Former Address and Former Fiscal Year, if Changed, Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of April 26, 2004, the registrant had 16,680,199 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2004

PART I.

FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	17,964	19,904
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2004 and $8 at December 31, 2003, respectively	805	546
Inventory	477	328
Other	230	138

Total current assets	19,476	20,916

Property, plant and equipment, net	285	175
Deferred income taxes	2,315	2,093
Other assets	22	22

Total assets	$22,098	$23,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86	$176
Other accrued expenses and other current liabilities	491	1,186
Sales taxes payable	411	443

Total current liabilities	988	1,805

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 17,812 and 17,728 shares issued and 16,680 and 16,596 shares outstanding at March 31, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	88,137	88,100
Deferred compensation	(17)	(40)
Accumulated deficit	(65,779)	(65,428)
Treasury Stock, $.0001 par value, 1,132 shares at March 31, 2004 and December 31, 2003, respectively	(1,233)	(1,233)

Total stockholders’ equity	21,110	21,401

Total liabilities and stockholders’ equity	$22,098	$23,206

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Net sales:
Product	$1,659	$1,068
Shipping	168	155

Total net sales	1,827	1,223

Operating expenses:
Cost of product – related party	1,199	776
Cost of shipping – related party	137	91
Sales and marketing (including $52 with related party for three months ended March 31, 2003)	552	400
Product development	25	55
General and administrative	524	350
Non-cash compensation	23	69

Total operating expenses	2,460	1,741

Loss from operations	(633)	(518)

Other income, net:
Interest income	60	75
Interest expense	—	(1)

Other income, net	60	74

Loss before income taxes	(573)	(444)

Income tax benefit	222	—

Net loss	$(351)	$(444)

Net loss per share:
Basic and diluted	$(0.02)	$(0.03)

Weighted average shares:
Basic and diluted	16,631	16,211

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(351)	$(444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	8
Non-cash compensation	23	69
Changes in operating assets and liabilities:
Accounts receivable, net	(259)	(22)
Inventory	(149)	(54)
Deferred income taxes	(222)	—
Other current assets	(93)	19
Accounts payable	(90)	(138)
Other accrued expenses and other current liabilities	(695)	(334)
Taxes payable	(32)	(15)

Net cash used in operating activities	(1,846)	(911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and capitalization of software developed for internal use	(131)	(39)
Purchases of short-term investments	—	(1,500)

Net cash used in investing activities	(131)	(1,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and stock options	37	238

Net cash provided by financing activities	37	238

Net decrease in cash and cash equivalents	(1,940)	(2,212)
Cash and cash equivalents at beginning of period	19,904	16,950

Cash and cash equivalents at end of period	$17,964	$14,738

See accompanying notes to condensed consolidated financial statements

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

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Our business is seasonal and thus operating results for the interim periods are not necessarily indicative of results for an entire year.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 3: Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its stock-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands:

	Three Months Ended March 31,
	2004	2003
Net income / (loss) as reported	$(351)	$(444)
Add: SFAS No. 123 stock-based compensation expense	(241)	(451)
Less: APB No. 25 stock-based compensation expense	23	69

Pro forma net income / (loss)	$(569)	$(826)

Net income/ (loss) per share as reported
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
Pro forma net income / (loss) per share
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

The weighted-average fair value of options granted during the three months ended March 31, 2004 and 2003 was approximately, $2.64 and $1.51, respectively, based on the Black-Scholes option pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions used for grants during the three months ended:

•	2004: dividend yield 0.0%; expected volatility 90.0%; risk-free interest rate 3.60%; expected term 2 to 6 years;

•	2003: dividend yield 0.0%; expected volatility 75.0%; risk-free interest rate 5.25%; expected term 2 to 6 years.

Note 4: Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method. The effect of options and warrants to acquire 0.7 million shares and 0.9 million shares for the three month periods ended March 31, 2004 and 2003, respectively, were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss.

Note 5: Related Party Transactions

Baker & Taylor has provided the Company’s order fulfillment and drop shipment services since its inception. The Company has a series of agreements relating to the operating and financial terms of its relationship, which were renewed on February 17, 2004 and are now scheduled to expire in June 2006.

Under these agreements, the Company agrees to provide Baker & Taylor with written demand forecasts for each upcoming semester and to use Baker & Taylor as its principal supplier of textbooks and exclusive provider of drop-ship and fulfillment services. The Company pays fees and expenses related to the services Baker & Taylor provides and purchase products from Baker & Taylor at a discount to the suggested price. In return, Baker & Taylor agrees not to provide drop-ship services to any person or entity that has as its principal business activity the goal of establishing exclusive relationships with educational institutions for the purpose of selling textbooks via the Internet, unless the retailer was an existing customer of Baker & Taylor on or prior to June 10, 1998, the date the Company initially contracted with Baker & Taylor. The Company’s agreements with Baker & Taylor provide it access to, and use of, an electronic set of data elements from Baker & Taylor’s title file database that contains bibliographic records. In addition, under these agreements, Baker & Taylor provides the Company with promotional, customer service, and database management services.

In July 2003, Baker & Taylor was purchased in a transaction sponsored by a private equity firm. Prior to this transaction, Baker & Taylor was considered a related party due to common ownership interests held by The Carlyle Group as the principal owner of Baker & Taylor and as significant shareholder of Varsity Group Inc. Effective with the sale of Baker & Taylor in July 2003, the Company no longer considers Baker & Taylor to be a related party.

Note 6: Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for fiscal 2001, 2002 and 2003, estimates of future profitability and the overall prospects of the Company’s business, management concluded in the fourth quarter of fiscal 2003 that it was more likely than not that the recorded portion of the deferred tax benefits would be realized. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets on an annual basis, coinciding with the Company’s fiscal year end, or on an interim basis if circumstances change. If the Company continues to meet its financial projections and improve upon its results of operations, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released.

Note 7: Subsequent Event

In April 2004, the Company signed a short-term lease for an additional 2,000 square feet of office space at our headquarters in Washington, D.C. The lease expires on December 31, 2004. The lessor has the option to terminate the lease with at least 60 days notice after September 1, 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form-K for the fiscal year ended December 31, 2003. This discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. These statements relate to future events or our future financial performance and are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “intend”, “seek”, “expect,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and other reports and filings made with the Securities and Exchange Commission.

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

We were incorporated in December 1997 and began offering books for sale on our website on August 10, 1998. To date, our revenues have consisted primarily of sales of new textbooks. Our original sales model focused on building a broad consumer brand offering promotions and discounted textbook prices to entice college students to visit our website and purchase their textbooks from us.

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

During fiscal 2000, we began to focus resources on the growth and development of our eduPartner program and it is the foundation of our business today. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 210 schools in 2003. As of May 2004, we were the exclusive textbook supplier for approximately 300 educational institutions through our eduPartners program.

We expect eduPartners to remain the primary source of textbook revenues moving forward. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

Through a combination of revenue growth resulting from the development of our eduPartner program and margin enhancement and cost reduction efforts initiated during fiscal 2000, we achieved a significant milestone for the Company in fiscal 2001 as we recorded the first profitable quarter in our history during the three months ended September 30, 2001. We have followed this up by recording two consecutive profitable fiscal years in fiscal 2002 and fiscal 2003 and have also now recorded three consecutive fiscal years with positive cash flow from operations.

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

Although our annual gross margins have increased, our ability to sustain annual operating profitability depends on our ability to maintain and grow net revenues while containing expenses. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as an indication of future performance.

Based upon our current cost structure and recent growth levels of the eduPartners program, we believe that we are positioned to improve upon the financial performance of 2003. We intend to continue to increase spending on the development of eduPartners and related infrastructure. Failure to sustain sufficient revenues, or, if necessary, reduce discretionary spending could harm our results of operations and financial condition. Please see “Forward-Looking Statements.”

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, please refer to the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We do not have any ownership interest in any special purpose or similar entities and do not have any significant related party transactions except for those associated with our historic relationship with Baker & Taylor (see Note 5). Effective July 2003, we no longer consider Baker & Taylor to be a related party.

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to deferred income taxes and stock-based compensation plans. These policies, and our procedures related to these policies, are described in detail below.

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal 2001, 2002 and 2003, estimates of future profitability and the overall prospects of our business, we concluded in 2003 that it was more likely than not that the recorded portion of the deferred tax benefits would be realized. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released.

Stock-Based Compensation Plans

We account for our stock-based compensation plans in accordance with Accounting Principles Board (“ABP”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting. We estimate that if we used the fair value method outlined by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” our reported amounts of net income and net income per share would have been reduced by approximately $0.2 million for the three months ended March 31, 2004 and by approximately $0.4 million for the three months ended March 31, 2003 (see Note 3.)

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three months ended March 31, 2004 and March 31, 2003, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2004	2003
Net sales:
Product	90.8%	87.3%
Shipping	9.2%	12.7%

Total net sales	100.0%	100.0%

Operating expenses
Cost of product – related party	65.6%	63.5%
Cost of shipping – related party	7.5%	7.4%
Sales and marketing	30.2%	32.8%
Product development	1.4%	4.5%
General and administrative	28.7%	28.6%
Non-cash compensation	1.2%	5.6%

Total operating expenses	134.6%	142.4%

Loss from operations	(34.6)%	(42.4)%

Other income, net	3.2%	6.1%

Loss before income taxes	(31.4)%	(36.3)%

Income tax benefit	12.2%	—

Net loss	(19.2)%	(36.3)%

Seasonality:

We experience significant seasonality in our results of operations. Consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, since the year ended December 31, 2001 our peak selling period has been the July/August/September back-to-school season. During 2003, approximately 85% of our revenues were recognized in this period. We expect this trend to continue as we expand our eduPartners program in the private middle and high school market. While many private middle and high school institutions have an active book-buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to extend eduPartners more deeply into the college and distance learning markets. If successful, this would result in more balanced selling seasons between fall and winter. However, based upon our current eduPartners school mix, we will continue to experience significant seasonality and fluctuations in quarterly operating results.

Net Sales:

Net sales increased 49.4%, or $0.6 million, to $1.8 million for the three months ended March 31, 2004 compared to the same period in 2003. This increase was attributable to the Company’s success in increasing the number of schools served by our eduPartners program.

Operating Expenses:

Cost of Products — Related Party (Baker & Taylor). Cost of products — related party (“cost of products”) consists of the cost of products sold to customers. Cost of products increased approximately 54.5%, or $0.4 million, to $1.2 million for the three months ended March 31, 2004 compared to the same period in 2003. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of products was 72.3% and 72.7%, in the three months ended March 31, 2004 and 2003, respectively. Cost of products varies with product revenue and we expect these costs to increase in absolute dollars as our customer base and number of eduPartners served expands. Please see “Forward-Looking Statements.”

Cost of Shipping — Related Party (Baker & Taylor). Cost of shipping — related party (“cost of shipping”) consists of outbound shipping to our customers. Cost of shipping increased approximately 50.5%, or $46,000, to $137,000 for the three months ended March 31, 2004 compared to the same period in 2003. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of shipping was 81.5% and 58.7% for the three months ended March 31, 2004 and 2003, respectively. This increase was attributable to an increase in third party shipping rates which we did not pass on to our eduPartners and an increase in the average delivery distance of our eduPartners in the three months ended March 31, 2004 compared to the same period in the prior year.

Sales and Marketing — Sales and marketing expense consists primarily of advertising and promotional expenditures, eduPartner incentives, credit card processing fees, travel expense and payroll and related expenses for personnel engaged in the marketing and sales. Sales and marketing expense increased 38.0%, or approximately $0.2 million, to $0.6 million for the three months ended March 31, 2004 compared to the same period in 2003. This increase was attributable to increases in payroll and related expenses, commissions and other costs resulting from an increase in the number of sales and marketing employees compared to the prior year period, as well as an increase in Baker & Taylor promotional costs, eduPartner incentives and credit card processing fees resulting from an overall increase in business.

Certain sales and marketing expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as sales and marketing expense. We expect that these expenses and certain other aspects of sales and marketing expense such as credit card processing fees will continue to increase at levels consistent with revenue growth. We expect that other sales and marketing expenses will continue to increase in absolute dollars, but at a rate slower than revenue growth.

Product Development — Product development expense includes payroll and related expenses for our development and systems personnel, costs associated with the upgrade and maintenance of our website and outside consultant expense, and are reported net of costs capitalized for software developed for internal use. The following table sets forth product development costs for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Gross product development costs	$129	$55
Percentage of total revenue	7.1%	4.5%
Less: Internally developed software	$104	$—
Percentage of total revenue	5.7%	—

Product development costs, as reported	$25	$55
Percentage of total revenue	1.4%	4.5%

Product development expense decreased 54.5%, or $30,000, for the three months ended March 31, 2004 from the prior year period. This decrease was due to an increase costs capitalized for software developed for internal use. We are currently upgrading our website, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the large increase in the volume of traffic we have recently experienced on our website. We are capitalizing certain of these costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs will be amortized on a straight-line basis beginning in our third quarter of fiscal 2004 when we estimate the upgrade will be complete. Please see “Forward-Looking Statements.”

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased 49.7%, or $0.2 million, during the three months ended March 31, 2004 compared to the prior year period. This increase was due to increased personnel needed to support the growth of our business.

We anticipate incurring significant increases in general and administrative expenses in fiscal 2004 and fiscal 2005 as we take the necessary steps to comply with the numerous reporting and control requirements associated with the Sarbanes Oxley Act. We would also expect expense increases should we seek relisting on a national stock exchange market such as the Nasdaq SmallCap Market. Although seeking a relisting of our common stock is a priority, no assurance can be provided as to whether we will successfully obtain a new listing for our shares. Please see “Forward-Looking Statements.”

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to previous grants of employee options based on the intrinsic value of the stock option. Non-cash compensation expense decreased to approximately $23,000 for the three months ended March 31, 2004 compared to approximately $46,000 for the three months ended March 31, 2003. The remaining deferred non-cash compensation expense will be fully amortized in our third quarter of fiscal 2004. Please see “Forward-Looking Statements.”

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $60,000 for the three months ended March 31, 2004 compared to $74,000 for the three months ended March 31, 2003. The decrease was due to a lower average yield resulting from shorter-term investments.

Income Taxes

Income tax benefit for the three months ended March 31, 2004 was approximately $0.2 million. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal 2001, 2002 and 2003, estimates of future profitability and the overall prospects of our business, we concluded in 2003 that it was more likely than not that the recorded portion of the deferred tax benefits would be realized and consequently, we released $2.9 million of the valuation allowance in 2003. As of March 31, 2004, we had a remaining valuation allowance of approximately $20.7 million that had not been released. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Please see “Forward-Looking Statements.”

Liquidity and Capital Resources

As of March 31, 2004, we had $18.0 million of cash and cash equivalents and net working capital of $18.5 million. As of that date, our principal commitments consisted of accrued liabilities and accounts payable. Consistent with the recent growth in operations, infrastructure and personnel, we began an initiative to upgrade our internal software system for our website during the three months ended March 31, 2004, and in April 2004 we signed a short-term lease for additional office space at our current headquarters. Although we have no additional material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was approximately $1.8 million for the three months ended March 31, 2004 compared to approximately $0.9 million net cash used in operations for the three months ended March 31, 2003. This increase was the result of:

•	increased payments against 2003 year-end accrued compensation;

•	increased payments against eduPartner incentive accruals which was due to increased revenues in 2003 as compared to 2002;

•	increased accounts receivable which was due to higher first quarter revenues as compared to 2003.

•	an increase in inventory associated with the opening of our first onsite bookstore; and

•	an increase deferred income taxes in the three months ended March 31, 2004 compared to the prior year period.

Net cash used in investing activities was approximately $0.1 million for the three months ended March 31, 2004 compared to net cash used in investing activities of approximately $1.5 million for the three months ended March 31, 2003. Investing activities consist of purchases of property and equipment, purchases and capitalization of software and sales and purchases of short-term investments. Total purchases of property, equipment and software, including capitalization of software, was $131,000 during the three months ended March 31, 2004, an increase of approximately $92,000 over the comparable period in 2003 due to our initiative to upgrade our internal software system for our website. During the three months ended March 31, 2003, we purchased $1.5 million of short-term investments.

Net cash provided by financing activities was approximately $37,000 for the three months ended March 31, 2004 and approximately $0.2 million for the three months ended March 31, 2003. Net cash provided by financing activities during both periods consisted of net proceeds from the exercise of warrants and employee stock options.

The following table provides an overview or our aggregate contractual obligations and the effect these obligations are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

Contractual Obligations	Nine Months Ending December 31, 2004	Thereafter
Operating Lease Obligations	$113	$—

Total (1)	$113	$—

(1)	Includes the impact for the short-term lease of office space signed in April 2004.

As of the date of this filing, we currently lease approximately 6,400 square feet pursuant to two leases that expire in November 2004 and December 2004. During 2004, we will need to secure new office space that will accommodate our current and expected headcount levels and, consequently, we expect an increase to our current lease obligations beginning late in fiscal 2004.

Based upon our current and expected cost structure and recent growth levels within the eduPartners program, we believe that we are positioned to improve upon the financial performance of 2003. However, we intend to increase spending on the development of eduPartners and related infrastructure. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm our results of operations and financial condition. Please see “Forward-Looking Statements.”

In the future, we may pursue acquisitions of complementary businesses. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business strategy. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents and short-term investments are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of instruments with high credit quality and relatively short average maturities. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents and short-term investments held was $18.0 million and $19.9 million at March 31, 2004 and December 31, 2004, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The weighted average yield on interest-bearing investments held as of March 31, 2004 was approximately 1.2% per annum. Based on our investment holdings at December 31, 2003, a 100 basis point decline in the average yield would have reduced our annual interest income by $0.2 million.

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

31.1 Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 23, 2004, we furnished a current report on 8-K dated February 23, 2004 reporting under Item 12 our issuance of a press release announcing our financial results for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2004

Varsity Group Inc.

By:	/s/ JACK M BENSON

Jack M Benson Chief Financial Officer