Form 10-Q
period 2004-06-30
VARSITY GROUP INC
filed 2004-08-16
CIK 1069502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes       No ☒

As of July 31, 2004, the registrant had 16,760,363 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2004

PART I.

FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$7,196	$19,904
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2004 and $8 at December 31, 2003, respectively	316	546
Inventory	2,168	328
Other	183	138

Total current assets	9,863	20,916

Property, plant and equipment, net	718	175
Deferred income taxes	3,617	2,093
Long term investments	9,989	—
Other assets	37	22

Total assets	$24,224	$23,206

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,500	$176
Other accrued expenses and other current liabilities	604	1,186
Taxes payable	411	443

Total current liabilities	2,515	1,805

Commitments and contingencies
Stockholders’ equity
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively
Common stock, $.0001 par value, 60,000 shares authorized, 17,892 and 17,728 shares issued and 16,760 and 16,596 shares outstanding at June 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	88,219	88,100
Deferred compensation	(9)	(40)
Accumulated deficit	(65,259)	(65,428)
Accumulated other comprehensive loss	(11)	—
Treasury stock, $.001 par value, 1,132 shares at June 30, 2004 and December 31, 2003, respectively	(1,233)	(1,233)

Total stockholders’ equity	21,709	21,401

Total liabilities and stockholders’ equity	$24,224	$23,206

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
Product	$1,033	$454	$2,692	$1,521
Shipping	64	63	232	218

Total net sales	1,097	517	2,924	1,739

Operating expenses:
Cost of product	633	287	1,832	1,063
Cost of shipping	49	41	186	132
Sales and marketing	698	362	1,250	763
Tax related benefit	—	(515)	—	(515)
Product development	35	64	60	119
General and administrative	501	361	1,025	711
Non-cash compensation	9	63	31	130

Total operating expenses	1,925	663	4,384	2,403

Loss from operations	(828)	(146)	(1,460)	(664)

Other income, net:
Interest income	56	58	116	134
Interest expense	(2)	—	(2)	—
Other expense	(9)	—	(9)	—

Other income, net	45	58	105	134

Loss before income taxes	(783)	(88)	(1,355)	(530)

Income tax benefit	1,302	—	1,524	—

Net income (loss)	$519	$(88)	$169	$(530)

Net income (loss) per share:
Basic	$0.03	$(0.01)	$0.01	$(0.03)

Diluted	$0.03	$(0.01)	$0.01	$(0.03)

Weighted average shares:
Basic	16,716	16,502	16,673	16,358

Diluted	17,721	16,502	17,889	16,358

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(in thousands)

	Six Month Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$169	$(530)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	53	20
Non-cash compensation	31	130
Deferred income taxes	(1,524)	—
Other	(11)	—
Tax related benefit	—	(515)
Changes in operating assets and liabilities:
Accounts receivable, net	230	74
Inventory	(1,840)	(69)
Other current assets	(43)	(36)
Accounts payable	1,324	(45)
Other accrued expenses and other current liabilities	(597)	(192)
Taxes payable	(32)	(29)

Net cash used in operating activities	(2,240)	(1,192)

Cash Flows from Investing Activities:
Purchases of property, equipment and capitalization of software developed for internal use	(595)	(107)
Purchases of short-term investments	—	(1,500)
Purchases of long-term investments	(9,989)	—

Net cash used in investing activities	(10,584)	(1,607)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants and stock options	116	245

Net cash provided by financing activities	116	245

Net decrease in cash and cash equivalents	(12,708)	(2,554)
Cash and cash equivalents at the beginning of period	19,904	16,950

Cash and cash equivalents at the end of period	$7,196	$14,396

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

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Our business is seasonal and thus operating results for the interim periods are not indicative of results for an entire year.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 3: Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its stock-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands:

	Three Month Ended June 30,		Six Month Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$519	$(88)	$169	$(530)
Add: SFAS No. 123 stock-based compensation expense	(363)	(142)	(603)	(593)
Less: APB No. 25 stock-based compensation expense	9	63	31	130

Pro forma net income (loss)	$165	$(167)	$(403)	$(993)

Net income (loss) per share as reported
Basic	$0.03	$(0.01)	$0.01	$(0.03)
Diluted	$0.03	$(0.01)	$0.01	$(0.03)
Pro forma net income (loss) per share
Basic	$0.01	$(0.01)	$(0.02)	$(0.06)
Diluted	$0.01	$(0.01)	$(0.02)	$(0.06)

The weighted-average fair value of options granted during the three and six months ended June 30, 2004 was approximately, $2.83 and $2.70, respectively, compared to $2.36 and $1.54 for the three and six months ended June 30, 2003, respectively, based on the Black-Scholes option-pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants during the three and six months ended:

•	2004: dividend yield 0.0%; expected volatility 90.0%; risk-free interest rate 3.60%; expected term 2 to 6 years;
•	2003: dividend yield 0.0%; expected volatility 75.0%; risk-free interest rate 5.25%; expected term 2 to 6 years.

Note 4: Net Income (Loss) Per Share

Basic earnings / (loss) per share is computed by dividing net income / (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings / (loss) per share reflects dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The effect of options and warrants to acquire 1.0 million shares and 1.9 million shares for the three and six months ended June 30, 2003, respectively, were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$519	$(88)	$169	$(530)
Denominator:
Denominator for basic income (loss) per share	16,716	16,502	16,673	16,358
Weighted average shares outstanding
Employee stock options and other	1,005	—	1,216	—

Denominator for diluted income (loss) per share
Adjusted weighted average shares, assuming exercise of common equivalent shares	17,721	16,502	17,889	16,358
Net income (loss) per share
Basic	$0.03	$(0.01)	$0.01	$(0.03)
Diluted	$0.03	$(0.01)	$0.01	$(0.03)

Note 5: Tax Related Benefit

The Company recorded negative tax related expense of $0.5 million in the three months ended June 30, 2003 attributable to the release of tax accruals recorded primarily between 1999 and 2001.

Note 6: Related Party Transactions

Baker & Taylor (“B&T”) has provided the Company’s order fulfillment and drop shipment services since its inception. The Company has a series of agreements relating to the operating and financial terms of its relationship, which were renewed on February 17, 2004 and are now scheduled to expire in June 2006.

Under these agreements, the Company agrees to provide B&T with written demand forecasts for each upcoming semester and to use B&T as its principal supplier of textbooks and exclusive provider of drop-ship and fulfillment services. The Company pays fees and expenses related to the services B&T provides and purchase products from B&T at a discount to the suggested price. In return, B&T agrees not to provide drop-ship services to any person or entity that has as its principal business activity the goal of establishing exclusive relationships with educational institutions for the purpose of selling textbooks via the Internet, unless the retailer was an existing customer of B&T on or prior to June 10, 1998, the date the Company initially contracted with B&T. The Company’s agreements with B&T provide it access to, and use of, an electronic set of data elements from B&T title file database that contains bibliographic records. In addition, under these agreements, B&T provides the Company with promotional, customer service, and database management services.

In July 2003, B&T was purchased in a transaction sponsored by a private equity firm. Prior to this transaction, B&T was considered a related party due to common ownership interests held by The Carlyle Group as the principal owner of B&T and as significant shareholder of Varsity Group Inc. Effective with the sale of B&T in July 2003, the Company no longer considers B&T to be a related party.

Note 7: Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for fiscal 2001, 2002 and 2003, estimates of future profitability and the overall prospects of the Company’s business, management concluded in the fourth quarter of fiscal 2003 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized and the Company released a portion of the valuation allowance which resulted in a $2.0 million benefit for fiscal 2003.

During the second quarter of fiscal 2004, management reassessed the potential realization of its remaining valuation allowance based on its current financial projections for the remainder of fiscal 2004, estimates of future profitability and the overall prospects of the Company’s business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Accordingly, the Company released $1.0 million of its deferred tax asset valuation allowance which resulted in an income tax benefit for the three and six months ended June 30, 2004.

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

Note 8: Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. The Company’s inventory balance as of June 30, 2004 consists mainly of new and used textbooks that the Company purchased during the three months ending June 30, 2004. Under the Company’s agreement with B&T (see Note 6) in which B&T provides the Company’s order fulfillment and drop shipment services, B&T does not assume ownership of the Company’s used products it processes for the Company. The Company writes down its inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

Note 9: Subsequent Event

In July 2004, the Company signed a lease for an additional 2,400 square feet of office space at its headquarters in Washington, D.C. and signed an extension to its remaining leases extending the lease terms through November of 2005.

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

During fiscal 2000, we began to focus resources on the growth and development of our eduPartner program and it is the foundation of our business today. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 210 schools in 2003. As of July 2004, we were the exclusive textbook supplier for approximately 315 educational institutions through our eduPartners program.

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

Throughout 2003, we continued to demonstrate the profitability and scalability of the core eduPartners model. The number of schools served by eduPartners during the critical Fall back-to-school season increased to over 315 in 2004, compared to 210 and 130 during the similar periods in 2003 and 2002, respectively. Revenue growth tracked closely with school growth as revenues expanded by 52%, from $16.6 million in fiscal 2002 to $25.2 million in fiscal 2003. We were able to leverage our eduPartners growth to deliver even faster earnings growth as income before taxes increased by 259%, from $0.7 million in fiscal 2002 to $2.4 million in fiscal 2003.

In fiscal 2004, we continue to take advantage of opportunities to better serve of eduPartners and simultaneously improve upon our operating performance. During our second quarter in fiscal 2004, we successfully completed our first textbook buyback program for many of our eduPartners member schools which we believe represents an important component of maintaining the most competitive and compelling online bookstore solution in the marketplace. Please see “Forward-looking statements”.

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

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, please refer to the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We do not have any ownership interest in any special purpose or similar entities and do not have any significant related party transactions except for those associated with our historic relationship with Baker & Taylor (see Note 6). Effective July 2003, we no longer consider Baker & Taylor to be a related party.

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to deferred income taxes, stock-based compensation plans and valuation of inventories. These policies, and our procedures related to these policies, are described in detail below.

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, we concluded in our fourth quarter of fiscal 2003 and again in our second quarter of 2004 that it was more likely than not that the portion of the recorded deferred tax benefits would be realized. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released.

Stock-Based Compensation Plans

We account for our stock-based compensation plans in accordance with Accounting Principles Board (“ABP”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting. We estimate that if we used the fair value method outlined by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” our reported amounts of net income would have been reduced by approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2004, respectively, and by approximately $0.1 million and $0.5 million for the three and six months ended June 30, 2003, respectively. Our reported amounts of net income per share would have been reduced by approximately $0.02 and $0.03 for the three and six months ended June 30, 2004, respectively, and by approximately $0.03 for the six months ended June 30, 2003 (see Note 3.)

Valuation of Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. Our inventory balance as of June 30, 2004 consists mainly of used textbooks that we purchased in our second quarter of fiscal 2004. Under the our agreement with B&T (see Note 6) in which B&T provides our order fulfillment and drop shipment services, B&T does not assume ownership of the used products it processes for us. We write down our inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three and six months ended June 30, 2004 and June 30, 2003, expressed as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
Product	94.2%	87.7%	92.1%	87.5%
Shipping	5.8%	12.3%	7.9%	12.5%

Total net sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Cost of product—	57.7%	55.5%	62.6%	61.1%
Cost of shipping—	4.4%	7.8%	6.4%	7.6%
Sales and marketing	63.6%	70.1%	42.8%	43.8%
Tax related benefit	—	(99.6)%	—	(29.6)%
Product development	3.2%	12.4%	2.0%	6.8%
General and administrative	45.7%	69.9%	35.0%	40.9%
Non-cash compensation	0.8%	12.2%	1.1%	7.6%

Total operating expenses	175.4%	128.2%	149.9%	138.2%

Loss from operations	(75.4)%	(28.2)%	(49.9)%	(38.2)%

Other income, net	4.2%	11.2%	3.6%	7.7%

Loss before income taxes	(71.2)%	(17.0)%	(46.3)%	(30.5)%

Income tax benefit	118.7%	—	52.1%	—

Net income (loss)	47.5%	(17.0)%	5.8%	(30.5)%

Seasonality:

Operating results for our first and second fiscal quarters are not indicative of results that may be expected for the year ending December 31, 2004 because we experience significant seasonality in our results of operations. Consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, since the year ended December 31, 2000, our peak selling period has been the July/August/September back-to-school season. During 2003, approximately 85% of our revenues were recognized in this period. We expect this trend to continue as we expand our eduPartners program in the private middle and high school market. While many private middle and high school institutions have an active book-buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to extend eduPartners more deeply into the college and distance learning markets. If successful, this would result in more balanced selling seasons between fall and winter. However, based upon our current eduPartners school mix, we will continue to experience significant seasonality and fluctuations in quarterly operating results. Please see “Forward-Looking Statements.”

Net Sales:

Net sales increased 112.4%, or $0.6 million, to $1.1 million, and increased 68.1%, or $1.2 million, to $2.9 million for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. This increase was attributable to our success in increasing the number of schools served by our eduPartners program.

Operating Expenses:

Cost of Products — Cost of products consists of the cost of products sold to customers. Cost of products increased 120.5%, or approximately $0.3 million, to approximately $0.6 million, and increased 72.3%, or approximately $0.8 million, to approximately $1.8 million, for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of products was 61.3% and 63.3%, for the three months ended June 30, 2004 and 2003, respectively, and 68.0% and 69.9% for the six months ended June 30, 2004 and 2003, respectively. Cost of products varies with product revenue and we expect these costs to increase in absolute dollars as our customer base and number of eduPartners served expands. Please see “Forward-Looking Statements.”

Cost of Shipping — Cost of shipping consists of outbound shipping to our customers. Cost of shipping increased 22.0%, or approximately $9,000, to approximately $49,000, and increased 41.3%, or approximately $54,000, to approximately $0.2 million, for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of shipping was 76.7% and 63.9% for the three months ended June 30, 2004 and 2003, respectively, and 80.2% and 60.5% for the six months ended June 30, 2004 and 2003, respectively. The decrease in the three and six months was attributable to an increase in third party shipping rates which we did not pass on to our eduPartners and an increase in the average delivery distance of our eduPartners in the three and six months ended June 30, 2004 compared to the same period in the prior year.

Sales and Marketing — Sales and marketing expense consists primarily of advertising and promotional expenditures, credit card processing fees, travel expense, payroll and related expenses for personnel engaged in sales and marketing and the seasonal overhead associated with performing inventory purchases at eduPartner schools. Sales and marketing expense increased 92.8%, or approximately $0.3 million, to approximately $0.7 million and increased 63.9%, or approximately $0.5 million, to approximately $1.3 million, for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increases for the three and six month periods were attributable to the seasonal costs associated with performing inventory purchases at eduPartner schools for the first time in 2004, increases in payroll and related expenses and other costs resulting from an increase in the number of sales and marketing employees compared to the prior year period.

Certain sales and marketing expenses associated with our agreement with Baker & Taylor are the product of the classification of services such as website content and customer database management as sales and marketing expense. We expect that these expenses and certain other aspects of sales and marketing expense such as credit card processing fees will continue to increase at levels consistent with revenue growth. Please see “Forward-Looking Statements.”

Tax Related Benefit — During the three months ended June 30, 2003, we recorded a negative tax related expense of approximately $0.5 million attributable to the release of earlier non-income tax related tax accruals recorded primarily between 1999 and 2001.

Product Development — Product development expense includes payroll and related expenses for our development and systems personnel, costs associated with the upgrade and maintenance of our website and outside consultant expense, and are reported net of costs capitalized for software developed for internal use. The following table sets forth product development costs for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross product development cost	$411	$64	$540	$119
Percent of total revenue	37.5%	12.4%	18.5%	6.8%
Less: Software developed for internal use	376	—	480	—
Percent of total revenue	34.3%	—	16.4%	—

Product development costs, as reported	$35	$64	$60	$119
Percentage of total revenue	3.2%	12.4%	2.1%	6.8%

Product development costs, as reported, decreased 45.6%, or approximately $29,000, and decreased 49.8%, or approximately $59,000, for the three and six months ended June 30, 2004, respectively, from the prior year periods. This decrease was due to an increase in costs capitalized for software developed for internal use. We are currently upgrading our website, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the large increase in the volume of traffic we have recently experienced on our website. We are capitalizing certain of these costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We will begin to amortize the capitalized costs on our balance sheet as of June 30, 2004 on a straight-line basis beginning in our third quarter of fiscal 2004 when the website was placed into service, and we will continue to capitalize the costs of new functionality related to the website upgrade during our third quarter of fiscal 2004 in accordance with SOP 98-1. Please see “Forward-Looking Statements.”

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased 38.7%, or approximately $0.1 million, to approximately $0.5 million and increased 44.2%, or approximately $0.3 million, to approximately $1.0 million, during the three and six months ended June 30, 2004, respectively compared to the prior year periods. This increase was due to an increase in personnel and infrastructure expenditures needed to support the growth of our business.

We anticipate incurring moderate increases in general and administrative expenses in the remainder of fiscal 2004 and significant increases in fiscal 2005 as we take the necessary steps to comply with the numerous reporting and control requirements associated with the Sarbanes Oxley Act. We would also expect expense increases should we seek relisting on a national stock exchange market such as the Nasdaq National Market. Although seeking a relisting of our common stock is a priority, no assurance can be provided as to whether we will successfully obtain a new listing for our shares. Please see “Forward-Looking Statements.”

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to previous grants of employee options based on the intrinsic value of the stock option. Non-cash compensation expense decreased to approximately $9,000 and approximately $31,000 for the three and six months ended June 30, 2004, respectively, compared to approximately $63,000 and approximately $132,000 for the three and six months ended June 30, 2003, respectively. The remaining deferred non-cash compensation expense will be fully amortized in our third quarter of fiscal 2004. Please see “Forward-Looking Statements.”

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $46,000 and $105,000 for the three and six months ended June 30, 2004, respectively, compared to $58,000 and $134,000 for the three and six months ended June 30, 2003, respectively. The decrease was due to a lower average yield resulting from shorter-term investments.

Income Taxes

Income tax benefit for the three and six months ended June 30, 2004 was approximately $1.3 million and $1.5 million, respectively. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal 2001, 2002 and 2003, estimates of future profitability and the overall prospects of our business, we concluded in the three months ended June 30, 2004 that it was more likely than not that the recorded portion of the deferred tax benefits would be realized and consequently, we released a portion of the valuation allowance which resulted in an income tax benefit for the three and six months ended June 30, 2004. As of December 31, 2003, we had a remaining valuation allowance of approximately $20.7 million that had not been released. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Please see “Forward-Looking Statements.”

Liquidity and Capital Resources

As of June 30, 2004, we had $17.2 million of cash, cash equivalents and long-term investments and net working capital of $7.3 million. As of that date, our principal commitments consisted of accounts payable and accrued liabilities. Consistent with the recent growth in operations, infrastructure and personnel, we began an initiative to upgrade our internal software system for our website during the six months ended June 30, 2004, and in July 2004 we signed a lease for additional office space at our current headquarters. Although we have no additional material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was approximately $2.2 million for the six months ended June 30, 2004 compared to approximately $1.2 million net cash used in operations for the six months ended June 30, 2003. This increase was the result of:

•	an increase in inventory associated with a large scale inventory buyback of used textbooks during the three months ended June 30, 2004;
•	an increase in deferred income taxes in the six months ended June 30, 2004 compared to the prior year period; and
•	increased payments against 2003 year-end accrued expenses.

These increases cash used by operating activities were partially offset by an increase in accounts payable in the six months ended June 30, 2004 compared to the prior year period.

Net cash used in investing activities was approximately $10.6 million for the six months ended June 30, 2004 compared to net cash used in investing activities of approximately $1.6 million for the six months ended June 30, 2003. Investing activities consist of capitalization of software developed for internal use, purchases of property and equipment, purchases of software, and purchases of short-term and long-term investments. Total purchases of property, equipment and software, including capitalization of software, was approximately $0.6 million during the six months ended June 30, 2004, an increase of approximately $0.5 million over the comparable period in 2003 due to our initiative to upgrade our internal software system for our website. During the six months ended June 30, 2004, we purchased approximately $10.0 million of long term investments compared to purchases of $1.5 million of short-term investments in the prior year period.

Net cash provided by financing activities was approximately $0.1 million for the six months ended June 30, 2004 and approximately $0.2 million for the six months ended June 30, 2003. Net cash provided by financing activities during both periods consisted of net proceeds from the exercise of warrants and employee stock options.

The following table provides an overview or our aggregate contractual obligations and the effect these obligations are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

Contractual Obligations	Six Months Ending December 31, 2004	Fiscal 2005	Thereafter	Total
Operating Lease Obligations	$112	$239	$ —	$351

Total (1)	$112	$239	$ —	$351

(1)	Includes the impact for the office space lease extensions signed in July 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents and long-term investments are subject to interest rate risk. We manage this risk by maintaining a diversified investment portfolio of instruments with high credit quality and varying maturity dates. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents and long-term investments held was $17.2 million and $19.9 million at June 30, 2004 and December 31, 2003, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The weighted average yield on interest-bearing investments held as of June 30, 2004 was approximately 2.6 % per annum. Based on our investment holdings at June 30, 2004, a 100 basis point decline in the average yield would have reduced our annual interest income by $0.2 million.

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

PART II.

OTHER INFORMATION

Item 1: Legal Proceedings

Not Applicable

Item 2: Changes in Securities

Not Applicable

Item 3: Defaults Upon Senior Securities

Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

On June 24, 2004, we held our 2003 Annual Meeting of Stockholders. At the meeting, our stockholders voted on the following:

•	The election of two class I directors, Allen Morgan and John Kernan (both directors with 13,112,214 affirmative votes, 11,950 votes against and 9,065 votes withheld), with terms expiring in 2007; and
•	The approval of the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending 2004 (with 13,122,859 affirmative votes, 7,140 votes against and 3,230 votes abstaining).

Item 5: Other Information

Not Applicable

Item 6: Exhibits and Reports on Form 8-K

A)   Exhibits

31.1 Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)   Reports on Form 8-K

On May 13, 2004, we furnished a current report on 8-K dated May 13, 2004 reporting under Item 12 our issuance of a press release announcing our financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004

Varsity Group Inc.

By:	/s/ JACK M BENSON
Jack M Benson Chief Financial Officer