Form 10-Q
period 2004-09-30
VARSITY GROUP INC
filed 2004-11-15
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2004, the registrant had 16,762,342 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2004

PART I.

FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	September 30, 2004	December 31, 2003
Assets
Current Assets:

Cash and cash equivalents	$12,175	$19,904
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2004 and $8 at December 31, 2003, respectively	5,571	546
Inventory	2,349	328
Other	246	138

Total current assets	20,341	20,916

Property, plant and equipment, net	932	175
Deferred income taxes	5,499	2,093
Long term investments	6,016	—
Other assets	27	22

Total assets	$32,815	$23,206

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$768	$176
Other accrued expenses and other current liabilities	1,825	1,186
Taxes payable	1,127	443

Total current liabilities	3,720	1,805

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issues and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 17,894 and 17,728 shares issued and 16,762 and 16,596 shares outstanding at September 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	88,224	88,100
Deferred compensation	—	(40)
Accumulated deficit	(57,914)	(65,428)
Unrealized gain	16	—
Treasury stock, $.001 par value, 1,132 shares at September 30, 2004 and December 31, 2003, respectively	(1,233)	(1,233)

Total stockholders’ equity	29,095	21,401

Total liabilities and stockholders’ equity	$32,815	$23,206

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
Product	$29,275	$19,628	$31,967	$21,149
Shipping	2,797	1,837	3,029	2,055

Total net sales	32,072	21,465	34,996	23,204

Operating expenses:
Cost of product	19,599	13,274	21,431	14,337
Cost of shipping	2,108	1,147	2,294	1,279
Sales and marketing	3,744	2,488	4,994	3,251
Tax related benefit	—	—	—	(515)
Product development	98	61	158	180
General and administrative	1,153	687	2,178	1,397
Non-cash compensation	9	48	40	179

Total operating expenses	26,711	17,705	31,095	20,108

Income from operations	5,361	3,760	3,901	3,096

Other income, net:
Interest income	98	52	214	184
Interest expense	—	—	(2)	—
Other income (expense)	4	1	(5)	1

Other income, net	102	53	207	185

Income before income taxes	5,463	3,813	4,108	3,281

Income tax benefit	1,882	—	3,406	—

Net income	$7,345	$3,813	$7,514	$3,281

Net income per share:
Basic	$0.44	$0.23	$0.45	$0.20

Diluted	$0.41	$0.22	$0.43	$0.19

Weighted average shares:
Basic	16,760	16,516	16,703	16,412

Diluted	17,894	17,467	17,652	17,418

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$7,514	$3,281
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	109	36
Bad debt expense	150	—
Non-cash compensation	40	179
Deferred income taxes	(3,406)	—
Other	16	—
Tax related benefit	—	(515)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,175)	(3,004)
Inventory	(2,021)	(390)
Other current assets	(113)	(131)
Accounts payable	592	373
Other accrued expenses and other current liabilities	639	507
Taxes payable	684	154

Net cash (used in) provided by operating activities	(971)	490

Cash Flows from Investing Activities:
Purchases of property, equipment and capitalization of software developed for internal use	(865)	(121)
Sales of short-term investments, net	—	1,500
Purchases of long-term investments, net	(6,016)	—

Net cash (used in) provided by investing activities	(6,881)	1,379

Cash Flows from Financing Activities:
Proceeds from exercise of warrants and stock options	123	245

Net cash provided by financing activities	123	245

Net (decrease) increase in cash and cash equivalents	(7,729)	2,114
Cash and cash equivalents at the beginning of period	19,904	16,950

Cash and cash equivalents at the end of period	$12,175	$19,064

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$7,345	$3,813	$7,514	$3,281
Less: SFAS No. 123 stock-based compensation expense	(633)	(163)	(1,237)	(756)
Add: APB No. 25 stock-based compensation expense	9	48	40	179

Pro forma net income	$6,721	$3,698	$6,317	$2,704

Net income per share as reported
Basic	$0.44	$0.23	$0.45	$0.20
Diluted	$0.41	$0.22	$0.43	$0.19
Pro forma net income per share
Basic	$0.40	$0.22	$0.38	$0.16
Diluted	$0.38	$0.21	$0.36	$0.16

The weighted-average fair value of options granted during the three and nine months ended September 30, 2004 was approximately $3.38 and $2.97, respectively, compared to $1.90 and $1.07 for the three and nine months ended September 30, 2003, respectively, based on the Black-Scholes option-pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants during the three and six months ended:

•	2004: dividend yield 0.0%; expected volatility 90.0%; risk-free interest rate 3.60%; expected term 2 to 6 years;

•	2003: dividend yield 0.0%; expected volatility 75.0%; risk-free interest rate 5.25%; expected term 2 to 6 years.

Note 4: Net Income Per Share

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$7,345	$3,813	$7,514	$3,281
Denominator:
Denominator for basic income per share	16,760	16,516	16,703	16,412
Weighted average shares outstanding
Employee stock options and other	1,134	951	949	1,006

Denominator for diluted income per share
Adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	17,894	17,467	17,652	17,418

Net income per share
Basic	$0.44	$0.23	$0.45	$0.20
Diluted	$0.41	$0.22	$0.43	$0.19

Note 5: Tax Related Benefit

The Company recorded negative tax related expense of $0.5 million in the nine months ended September 30, 2003 attributable to the release of non-income tax accruals recorded primarily between 1999 and 2001.

Note 6: Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for fiscal 2001, 2002 and 2003, estimates of future profitability and the overall prospects of the Company’s business, management concluded in the fourth quarter of fiscal 2003 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Accordingly, the Company released a portion of the valuation allowance which resulted in a $2.0 million benefit for fiscal 2003.

During the second and third quarter of fiscal 2004, management reassessed the potential realization of its remaining valuation allowance based on its current financial projections for the remainder of fiscal 2004, estimates of future profitability and the overall prospects of the Company’s business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Accordingly, the Company released $1.0 million and approximately $4.0 million of its deferred tax asset valuation allowance in the three months ended June 30, 2004 and September 30, 2004, respectively. The $5.0 million deferred tax benefit recorded for the nine months ended September 30, 2004 based on the decrease in valuation allowance is partially offset by the tax provision recorded on the earnings of the period. As of September 30, 2004, the Company has approximately $16.0 million remaining in its deferred tax asset valuation allowance.

The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve upon its results of operations, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released.

Note 7: Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. The Company’s inventory balance as of September 30, 2004 consists mainly of new and used textbooks that the Company purchased during its second and third quarters of fiscal 2004. Under the Company’s agreement with Baker & Taylor (“B&T”) pursuant to which B&T provides the Company’s order fulfillment and drop shipment services, B&T does not assume ownership of the Company’s used products it processes for the Company. The Company writes down its inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

Note 8: Subsequent Event

On November 12, 2004, the Board of Directors of Varsity Group, with the Company’s CEO Eric Kuhn abstaining, approved the repurchase of 83,334 shares of our common stock at an aggregate cost of $0.5 million, from Mr. Kuhn. The purchase price for the shares was $6.00 per share in cash, representing approximately a five percent discount from the 30-day trailing average ending on November 12, 2004. The shares repurchased represented approximately five percent of the beneficial ownership of Mr. Kuhn. Through November 12, 2004, the Company had repurchased a total of 1,215,397 shares. The transaction will have no effect on the Company’s results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form-K for the fiscal year ended December 31, 2003. This discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. These statements relate to future events or our future financial performance and are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “intend,” “seek,” “expect,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” included in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and other reports and filings made with the Securities and Exchange Commission.

Overview

We are a leading online retailer of textbooks and educational materials targeting the private middle and high school, college, distance and continuing education markets. Through eduPartners, our program serving schools and organizations directly, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience and value to their students by outsourcing to us the sale of textbooks and other learning materials.

We were incorporated in December 1997 and began offering books for sale on our website on August 10, 1998. To date, our revenues have consisted primarily of sales of new textbooks. Our original sales model focused on building a broad consumer brand offering promotions and discounted textbook prices to entice college students to visit our website and purchase their textbooks from us.

With the creation of eduPartners, we began focusing our business on building a program whereby we became the exclusive provider of new books and learning materials to a variety of learning institutions. This program is a cost-effective model that enables us to increase the number of customers to our website and generate book sales and that does not require the significant marketing and brand building expenses associated with our earlier model.

During fiscal 2000, we began to focus resources on the growth and development of our eduPartner program and it is the foundation of our business today. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 210 schools in 2003 and approximately 315 educational institutions during the recently completed 2004 Fall back-to-school season.

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

Throughout 2003 and 2004, we continued to demonstrate the profitability and scalability of the core eduPartners model. The number of schools served by eduPartners during the critical Fall back-to-school season increased to over 315 in 2004, compared to 210 and 130 during the similar periods in 2003 and 2002, respectively. Revenue growth tracked closely with school growth as revenues expanded by 52%, from $16.6 million in fiscal 2002 to $25.2 million in fiscal 2003. We were able to leverage our eduPartners growth to deliver rapid earnings growth as income before taxes increased by 259%, from $0.7 million in fiscal 2002 to $2.4 million in fiscal 2003. These trends have continued into 2004 as revenues expanded by 49.4% from $21.5 in the three months ended September 30, 2003 to $32.1 million in the three months ended September 30, 2004 and income before taxes increased by 43.3%, from $3.8 million in the three months ended September 30, 2003 to $5.5 million in the three months ended September 30, 2004.

In fiscal 2004, we continue to take advantage of opportunities to better serve our eduPartners and simultaneously improve upon our operating performance. During our second quarter in fiscal 2004, we successfully completed our first textbook buyback program for many of our eduPartners member schools which we believe represents an important component of maintaining the most competitive and compelling online bookstore solution in the marketplace. Please see “Forward-Looking Statements.”

Although our annual operating profitability has increased, our ability to sustain annual operating profitability depends on our ability to maintain and grow net revenues while containing expenses. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as an indication of future performance.

Based upon our current cost structure and recent growth levels of the eduPartners program, we believe that we are positioned to improve upon the financial performance of 2004. To date, the Company has achieved the following milestones in Fiscal year 2004:

•	Resumed trading on the NASDAQ National Market on September 29, 2004, after over three years trading on the bulletin board;

•	record revenues in the three months ended September 30, 2004;

•	record operating income in the three months ended September 30, 2004;

•	50% eduPartner growth from 210 schools in 2003 to 315 in the recently completed 2004 Fall back-to-school season;

•	the launch of our new website; and

•	opening our second on-campus bookstore.

We intend to continue to increase spending on the development of eduPartners and related infrastructure. Failure to sustain sufficient revenues, or, if necessary, reduce discretionary spending could harm our results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, please refer to the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We do not have any ownership interest in any special purpose or similar entities and do not have any significant related party transactions.

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

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, we concluded in our fourth quarter of fiscal 2003 and again in our second and third quarters of 2004 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released (see Note 6.)

Stock-Based Compensation Plans

We account for our stock-based compensation plans in accordance with Accounting Principles Board (“ABP”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting. We estimate that if we used the fair value method outlined by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”),

“Accounting for Stock-Based Compensation – Transition and Disclosure,” our reported amounts of net income would have been reduced by approximately $0.6 million and $1.2 million for the three and nine months ended September 30, 2004, respectively, and by approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2003, respectively. Our reported amounts of net income per share would have been reduced by approximately $0.04 and $0.07 for the three and nine months ended September 30, 2004, respectively, and by approximately $0.01 and $0.04 for the three and nine months ended September 30, 2003 (see Note 3.)

Valuation of Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. Our inventory balance as of September 30, 2004 consists mainly of used textbooks that we purchased in the second and third quarters of fiscal 2004. Under the our agreement with Baker & Taylor (“B&T”) in which B&T provides our order fulfillment and drop shipment services, B&T does not assume ownership of the used products it processes for us. We write down our inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three and nine months ended September 30, 2004 and September 30, 2003, expressed as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
Product	91.3%	91.4%	91.3%	91.1%
Shipping	8.7%	8.6%	8.7%	8.9%

Total net sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Cost of product	61.1%	61.8%	61.2%	61.8%
Cost of shipping	6.6%	5.3%	6.6%	5.5%
Sales and marketing	11.7%	11.6%	14.3%	14.0%
Tax related benefit	—	—	—	(2.2)%
Product development	0.3%	0.3%	0.5%	0.8%
General and administrative	3.6%	3.2%	6.2%	6.0%
Non-cash compensation	0.1%	0.2%	0.1%	0.8%

Total operating expenses	83.3%	82.5%	88.9%	86.7%

Income from operations	16.7%	17.5%	11.1%	13.3%

Other income, net	0.3%	0.3%	0.6%	0.8%

Income before income taxes	17.0%	17.8%	11.7%	14.1%

Income tax benefit	5.9%	—	9.7%	—

Net income	22.9%	17.8%	21.5%	14.1%

Seasonality:

Our quarterly operating results are not indicative of results that may be expected for the year ending December 31, 2004 because we experience significant seasonality in our results of operations. Consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, since the year ended December 31, 2000, our peak selling period has been the July/August/September back-to-school season. During 2003, approximately 85% of our revenues were recognized in this period. We expect this trend to continue as we expand our eduPartners program in the private middle and high school market. While many private middle and high school institutions have an active book-buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to extend eduPartners more deeply into the college and distance learning markets. If successful, this could result in more balanced selling seasons between fall and winter. However, based upon our current eduPartners school mix, we will continue to experience significant seasonality and fluctuations in quarterly operating results. Please see “Forward-Looking Statements.”

Net Sales:

Net sales increased 49.4%, or $10.6 million, to $32.1 million, and increased 50.8%, or $11.8 million, to $35.0 million for the three and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003. This increase was attributable to our success in increasing the number of schools served by our eduPartners program to 315 educational institutions served during the recently completed 2004 Fall back-to-school season compared to 210 educational institutions in the prior year period.

Operating Expenses:

Cost of Products. Cost of products consists of the cost of products sold to customers. Cost of products increased 47.6%, or approximately $6.3 million, to approximately $19.6 million, and increased 49.5%, or approximately $7.1 million, to approximately $21.4 million, for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of products was 66.9% and 67.6%, for the three months ended September 30, 2004 and 2003, respectively, and 67.0% and 67.8% for the nine months ended September 30, 2004 and 2003, respectively.

Cost of Shipping. Cost of shipping consists of outbound shipping to our customers. Cost of shipping increased 83.8%, or approximately $1.0 million, to approximately $2.1 million, and increased 79.4%, or approximately $1.0 million, to approximately $2.3 million, for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of shipping was 75.4% and 62.4% for the three months ended September 30, 2004 and 2003, respectively, and 75.7% and 62.2% for the nine months ended June 30, 2004 and 2003, respectively. The increase in costs in the three and nine months was attributable to an increase in third party shipping rates and fuel surcharges in 2004 compared to 2003 which we did not pass on to our customers.

Sales and Marketing. Sales and marketing expense consists primarily of advertising and promotional expenditures, credit card processing fees, travel expense, payroll and related expenses for personnel engaged in sales and marketing and the seasonal overhead associated with performing inventory purchases at eduPartner schools. Sales and marketing expense increased 50.5%, or approximately $1.3 million, to approximately $3.7 million and increased 53.6%, or approximately $1.7 million, to approximately $5.0 million, for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increases for the three and nine month periods were attributable to higher costs associated with sales and marketing fees related to our agreement with B&T and increased credit card processing fees associated with higher sales levels as well as increases in payroll and related expenses and other costs resulting from an increase in the number of sales and marketing employees compared to the prior year period. Contributing to the increase in the nine months ended September 30, 2004 were the seasonal costs associated with performing inventory purchases at eduPartner schools for the first time in during our second quarter fiscal 2004.

Certain sales and marketing expenses associated with our agreement with B&T are the product of the classification of services such as website content and customer database management as sales and marketing expense. We expect that these expenses and certain other aspects of sales and marketing expense such as credit card processing fees will continue to increase at levels consistent with revenue growth. Please see “Forward-Looking Statements.”

Tax Related Benefit. During the nine months ended September 30, 2003, we recorded a negative tax related expense of approximately $0.5 million attributable to the release of earlier non-income tax related tax accruals recorded primarily between 1999 and 2001.

Product Development. Product development expense includes payroll and related expenses for our development and systems personnel, costs associated with the upgrade and maintenance of our website and outside consultant expense, and are reported net of costs capitalized for software developed for internal use. The following table sets forth product development costs for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross product development cost	$333	$61	$873	$180
Percentage of total revenue	1.0%	0.3%	2.5%	0.8%
Less: Software developed for internal use	$235	—	$715	—
Percentage of total revenue	0.7%	0.3%	2.0%	0.8%

Product development costs, as reported	$98	$61	$158	$180
Percentage of total revenue	0.3%	0.3%	0.5%	0.8%

Product development costs, as reported, increased 61.0%, or approximately $37,000, and decreased 12.1%, or approximately $22,000, for the three and nine months ended September 30, 2004, respectively, from the prior year periods. The increase in the three months ended September 30, 2004 was due to an increase in costs associated with the upgrade and maintenance of our new website which was launched on July 1, 2004 and amortization expense associated with the capitalization of the project. The increase in the three months ended September 30, 2004 was offset by an increase in costs capitalized for software developed for internal use. The decrease in the nine months ended September 30, 2004 was due to an increase in costs capitalized for software developed for internal use. We are currently upgrading our website, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the large increase in the volume of traffic we have recently experienced on our website

We are capitalizing certain of these costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We began to amortize the capitalized costs on our balance sheet as of June 30, 2004 on a straight-line basis beginning in our third quarter of fiscal 2004 when the website was placed into service, and we will continue to capitalize the costs of new functionality related to the website upgrade during our fourth quarter of fiscal 2004 in accordance with SOP 98-1. We do not expect significant capitalization costs in the three months ending December 31, 2004, but do expect an increase in maintenance costs associated with the project during the three months ending December 31, 2004. Please see “Forward-Looking Statements.”

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased 67.8%, or approximately $0.5 million, to approximately $1.2 million and increased 55.9%, or approximately $0.8 million, to approximately $2.2 million, during the three and nine months ended September 30, 2004, respectively compared to the prior year periods. This increase was due to an increase in personnel and infrastructure expenditures needed to support the growth of our business as well as increased expenses associated with the relisting of our common stock on the NASDAQ National Market on September 29, 2004.

We anticipate incurring moderate increases in general and administrative expenses in the remainder of fiscal 2004 and significant increases in fiscal 2005 as we take the necessary steps to comply with the numerous reporting and control requirements imposed by the Sarbanes Oxley Act, including section 404. Please see “Forward-Looking Statements.”

Non-Cash Compensation — Non-cash compensation expense consists of expenses related to previous grants of employee options based on the intrinsic value of the stock option. Non-cash compensation expense decreased to approximately $9,000 and approximately $40,000 for the three and nine months ended September 30, 2004, respectively, compared to approximately $48,000 and approximately $179,000 for the three and nine months ended September 30, 2003, respectively. The deferred non-cash compensation expense was fully amortized as of September 30, 2004.

Other income (expense), net:

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments and gains or losses associated with the disposal of fixed assets. Other income was $102,000 and $207,000 for the three and nine months ended September 30, 2004, respectively, compared to $53,000 and $185,000 for the three and nine months ended September 30, 2003, respectively.

Income Taxes:

Income tax benefit for the three and nine months ended September 30, 2004 was approximately $1.9 million and $3.4 million, respectively. We account for income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal 2001, 2002 and 2003, estimates of future profitability and the overall prospects of our business, we concluded in the three months ended June 30, 2004 and in the three months ended September 30, 2004 that it was more likely than not that the recorded portion of the deferred tax benefits would be realized. Consequently, we released $1.0 million and approximately $4.0 million of the valuation allowance in our second and third quarters in fiscal 2004, respectively, which has resulted in a tax benefit during the nine months ended September 30, 2004 compared to an expected effective tax rate of approximately 38.8%. The $5.0 million deferred tax benefit recorded for the nine months ended September 30, 2004 based on the decrease in valuation allowance is partially offset by the tax provision recorded on the earnings of the period.

We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Please see “Forward-Looking Statements.”

Liquidity and Capital Resources

As of September 30, 2004, we had $18.2 million of cash, cash equivalents and long-term investments and net working capital of $16.6 million. As of that date, our principal commitments consisted of accrued liabilities, taxes payable and accounts payable. Consistent with the recent growth in our operations, infrastructure and personnel, we began an initiative to upgrade our internal software system for our website early in fiscal 2004, and in July 2004 we signed a lease for additional office space at our current headquarters. Although we have no additional material commitments for capital expenditures, we may experience increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was approximately $1.0 million for the nine months ended September 30, 2004 compared to approximately $0.5 million of net cash provided by operations for the nine months ended September 30, 2003. This decrease was the result of:

•	an increase in accounts receivable associated with the increase in revenues in the nine months ended September 30, 2004 compared to the prior year period; and

•	an increase in inventory associated with a large scale inventory buyback of used textbooks and the operations of two on campus bookstores during the nine months ended September 30, 2004.

These increases in cash used in operating activities were partially offset by an increase in operating income as well as increases in taxes payable and accounts payable in the nine months ended September 30, 2004 compared to the prior year period.

Net cash used in investing activities was approximately $6.9 million for the nine months ended September 30, 2004 compared to net cash provided by investing activities of approximately $1.4 million for the nine months ended September 30, 2003. Investing activities consist of capitalization of software developed for internal use, purchases of property and equipment, purchases of software and purchases of short-term and long-term investments. Total purchases of property, equipment and software, including capitalization of software, was approximately $0.9 million during the nine months ended September 30, 2004, an increase of approximately $0.7 million over the comparable period in 2003 due to our initiative to upgrade our internal software system for our website. During the nine months ended September 30, 2004, we purchased approximately $6.0 million of long term investments compared to sales of $1.5 million of short-term investments in the prior year period.

Net cash provided by financing activities was approximately $0.1 million for the nine months ended September 30, 2004 and approximately $0.2 million for the nine months ended September 30, 2003. Net cash provided by financing activities during both periods consisted of net proceeds from the exercise of warrants and employee stock options.

In the future, we may pursue acquisitions of complementary businesses or we may make strategic investments in businesses that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

The following table provides an overview of our aggregate contractual obligations and the effect these obligations are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

Contractual Obligations	Three Months Ending December 31, 2004	Fiscal 2005	Thereafter	Total
Operating Lease Obligations	$61	$239	$—	$300

Total	$61	$239	$—	$300

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents and long-term investments are subject to interest rate risk. We manage this risk by maintaining a diversified investment portfolio of instruments with high credit quality and varying maturity dates. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents and long-term investments held was $18.2 million and $19.9 million at September 30, 2004 and December 31, 2003, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The weighted average yield on interest-bearing investments held as of September 30, 2004 was approximately 2.5 % per annum. Based on our investment holdings at September 30, 2004, a 100 basis point decline in the average yield would have reduced our annual interest income by $0.2 million.

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

PART II.

OTHER INFORMATION

Item 1: Legal Proceedings

Not Applicable

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: November 15, 2004

Varsity Group Inc.

By:	/s/ JACK M BENSON

Jack M Benson
Chief Financial Officer