Form 10-K
period 2004-12-31
VARSITY GROUP INC
filed 2005-03-31
CIK 1069502

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of common stock held by non-affiliates of the registrant was $65,309,100 based on the last reported sale price of $6.00 on June 30, 2004. For purposes of the determination of affiliate status, we have assumed that all executive officers, directors and greater than 10% stockholders are affiliates. This determination is not necessarily controlling for other purposes.

As of March 1, 2005, there were 16,784,552 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this report.

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth elsewhere in this Form 10-K. Please see the “Risk Factors” section of Item 1 “Business” for cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements.

PART I

ITEM 1. BUSINESS

GENERAL

We are an online retailer of textbooks and educational materials targeting the private middle and high school, college, distance, and continuing education markets. Through eduPartners, our program serving schools directly, we offer educational institutions a comprehensive eCommerce solution that allows them to outsource the physical operation of their on-campus retail bookstore to our full-service online platform. This solution releases schools from the operational and financial challenges associated with managing a highly seasonal retail operation and enables them to focus their resources on their core educational mission while offering their students the speed and convenience of purchasing their textbooks and other learning materials online. EduPartners was the first online bookstore solution focused on meeting the needs of private middle and high schools nationwide.

We create a customized virtual bookstore for each eduPartners school that is hosted on our website, www.varsitybooks.com, and contains the required and optional educational materials selected by their school organized by grade, academic discipline and class. Students and parents from each of our eduPartners schools access their co-branded bookstore to place their orders via a direct link from their school’s homepage or searching for their school bookstore by region and state on our homepage. Once they reach the entry page to their customized online bookstore, the customers can navigate the site and build their orders by clicking on the appropriate grade, discipline and class to select required and optional books. Once an order has been submitted, it is typically picked, packed and shipped directly to the customer’s home within one business day.

Member schools leverage the eduPartners model to lower their operating overhead by outsourcing their bookstore operation while delivering a more efficient and flexible bookstore solution to their community. In addition, eduPartners schools have access to our unique program administration website that provides them with sales and inventory reports, among other valuable features. Student and parent customers value the convenience of our online shopping experience and take comfort in the knowledge that our posted booklists have been reviewed for content and accuracy and approved by their school.

Throughout 2004, we continued to demonstrate the core profitability and scalability of the eduPartners model. During the year ended December 31, 2004, we grew revenues by 49%, from $25.2 million in fiscal 2003 to $37.7 million in fiscal 2004, and income before taxes by 30%, from $2.4 million in fiscal 2003 to $3.1 million in fiscal 2004.

Fundamental to this performance has been the continued growth of eduPartners and extension of our leadership position in operating online bookstores for private and middle high schools nationwide. Approximately 90% of our eduPartners accounts are currently private elementary and secondary schools. Given the concentration of their textbook and educational material buying in the traditional Fall back-to-school season of July, August and September we have historically measured the growth of eduPartners in terms of increases in schools served during this critical third calendar quarter. Schools served by eduPartners have grown at a compounded annual growth rate of approximately 73.4% since 1999:

Approximate number of schools served by eduPartners during Fall back-to-school season
1999	2000	2001	2002	2003	2004
20	60	90	130	210	315

As of March 2005, over 345 educational institutions were members of our eduPartners program.

As part of our continued commitment to providing our customers superior service and products, we began offering our customers the opportunity to purchase used textbooks and other non-book items as part of their eduPartners buying experience during the 2002 Fall back-to-school season. While new textbooks represent the overwhelming majority of our textbook revenues, this expanded product offering represents an important step toward the continued growth and extension of eduPartners. Used books serve the dual purpose of providing our customers an attractive option to lower their total cost of educational materials while, typically, producing higher margins than new textbooks. In 2004, used books were less than 10% of our total revenues. In contrast, according to the National Association of College Stores, used books represented 28.5%, or $1.6 billion, of all course material sales in college stores during the 2001-2002 academic year. As we grow eduPartners, we will continue to look for opportunities to enhance and improve the attractiveness and competitiveness of our core textbook offering and further extend these school relationships into new sources of profitable revenue.

Our overall success and ability to maintain and increase profitability from operations will depend, in part, upon our ability to retain our current customers, attract additional schools to our eduPartners program, provide a compelling and satisfying shopping experience to our retail customers, and manage our relationship with our fulfillment partner, Baker and Taylor, Inc. (“B&T”), a leading distributor of books, videos and music products. Disruption in the supply of these services during our busy selling season would materially harm our business. Our current contract with B&T expires on June 30, 2006.

Substantially all of our computer and communications hardware and software systems are located at a single facility that is owned, maintained and serviced by a third party. Any damage, failure or delay that causes interruptions in our systems operations could materially harm our business.

Varsity Group Inc. was founded in 1997. We are a Delaware corporation with our principal executive offices located at 1850 M Street, NW, Suite 1150, Washington, D.C. 20036, and our telephone number is (202) 667-3400.

We provide website access to our periodic and current SEC filings and press releases, free of charge, on our website located at http://www.varsity-group.com as soon as reasonably practicable after the materials are filed with the SEC or otherwise made public.

MARKET OVERVIEW

The retail textbook market is presently dominated by on-campus bookstores at all educational levels, with most educational institutions either operating their own physical bookstore or contracting these services to a third party. However, both selling and purchasing new textbooks through traditional retail outlets can be expensive and inconvenient. Each year students and parents often face the prospects of long lines, inconvenient bookstore hours of operation and out-of-stock inventory problems causing delays and necessitating multiple trips to the bookstore.

Educational institutions also face many challenges associated with operating an efficient and profitable retail bookstore on campus. These challenges are exacerbated at smaller schools where operating economies of scale are not present and profitability and high customer service levels are more difficult to achieve or sustain. This is particularly true at the private middle and high school market, where there is typically only one major textbook buying season (Fall back-to-school) and supplemental clothing, school supplies and electronic product sales are limited or non-existent as a means to increase store profitability and smooth operational peaks.

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

Private Elementary and Secondary Education

The private school market represents approximately 24% of all elementary and secondary schools and 10% of all elementary and secondary students, according to the National Center of Education Statistics (NCES). There are approximately 6.2 million students enrolled in over 29,000 private elementary and secondary schools nationwide. Approximately 4.9 million students are in elementary level schools and approximately 1.4 million students are in secondary level schools. Almost half of all private school students attend schools that are located in urban areas. According to the Council on American Private Education, private secondary school enrollment is expected to increase as much as 7% between 2001 and 2013.

Based upon market research conducted by us, we believe there are at least 3,000 private middle and high schools nationwide that present an immediate fit with the strengths and benefits of our eduPartners model. Factors we considered in our research include school policy requiring students to purchase their own textbooks, school enrollment and the extent of state subsidy of textbooks for private school students. We believe approximately 425 schools in this segment had adopted an online textbook solution similar to our eduPartners model by the start of the 2004 back-to-school selling season. Of the estimated 425 schools served by an online textbook solution during the 2004 back-to-school selling season, approximately 290, or 68%, of those were served by our eduPartners program.

Higher Education

The college student market is large and growing. The National Association of College Stores reports that there are approximately 16.5 million undergraduate and graduate students at more than 4,150 colleges and universities in the United States. According to the NCES, college enrollment will increase to approximately 17.0 million students by 2008.

While the primary source of school growth within eduPartners has been the private middle and high school market to date, many higher education institutions share the same operational and financial challenges which make eduPartners such a compelling outsource solution to the elementary and secondary education market. In particular, smaller institutions struggle to deliver the budget, available retail space and operating economies of scale necessary to support a profitable bookstore operation. Forty one percent of higher education institutions have enrollments below 1,000 students, and just 10% have enrollments higher than 10,000 students, according to the National Association of College Stores.

Although the college market is large and diverse, students still have common needs. For instance, students typically must buy expensive school-related goods and services such as textbooks and school supplies. In fact, textbooks are most students’ single largest school related expenditure after tuition, room and board. The College Board reports that the average per student expense for books and supplies during 2003-2004 was $745 and $843 for two-year and four-year institutions, respectively. Overall textbook and course material sales were approximately $10.8 billion in the academic year 2003-2004, based on statistics published by the National Association of College Stores.

STRATEGY

Build a Significant and Profitable Retail Book Business.

During the last four years we believe that we have taken the steps necessary to create an online book business with significant growth potential and the ability to deliver contribution dollars sufficient to reach and expand annual operating profitability. In recent years, we have grown our revenues and our network of eduPartners schools year over year while maintaining strong margins and containing marketing, sales and overhead expenses. We believe, over time, expansion of our used book offering may allow for the expansion of product margins while delivering to our customers a more compelling, cost effective textbook solution.

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

Increase Our Leadership Position Serving Private Middle and High Schools.

We will look to extend our current leadership position in the private middle and high school marketplace and extend our sales effort significantly beyond our initial target market of 3,000 schools and much deeper into the full universe of over 29,000 private elementary and secondary schools nationwide.

Our eduPartners program was the first online bookstore solution focused on meeting the needs of private middle and high schools. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 315 schools in 2004, representing an 73% compounded annual growth rate over that period.

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

Expand eduPartners’ Presence in Higher Education and Continuing Education Markets.

Concurrent to our anticipated growth in the private elementary and secondary school market, we will commit the appropriate resources to accelerate our growth in the higher education and distance learning markets. We believe the eduPartners model offers a compelling value proposition to these target markets and are focused on aggressively building our network of schools in this segment. In 2005, for the first time, we have sales professionals dedicated exclusively to the expansion of our higher education and distance learning customer base.

THE VARSITY SOLUTION

We provide students, parents and schools with a reliable and convenient alternative to the traditional campus bookstore model. We are able to reduce the overhead associated with textbook sales because we typically do not maintain individual stores and are able to consolidate our ordering, inventory, warehousing and fulfillment needs through our relationship with B&T. In addition to providing textbooks at competitive prices, we are committed to providing best-in-class customer service, dedicated account management, customized websites for each partner school and same-day shipment of orders.

eduPartners

Through eduPartners, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience to their students by outsourcing textbook sales to us. We believe that for many schools the expense and inconvenience of maintaining a physical retail bookstore on campus exceed the school’s financial return. We provide an innovative solution for schools and enable them to offer increased convenience and value to students, their parents, and the entire school community. Our program has been uniquely designed to meet the needs of these schools and a number of compelling program features and benefits for schools, students and parents alike. These include:

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

As of March 2005, we were the exclusive new textbook supplier for over 345 educational institutions. Our exclusive relationships generally are for a period of one to four years and typically automatically renew on a year-to-year basis. As of March 2005, approximately 50 agreements expire before the 2005 back-to-school selling season. As per the terms of these agreements, each of these agreements typically automatically renew for one year if neither party serves notice of intent to terminate 90 days prior to the date of expiration. We have historically experienced very high retention rates typically retaining over 90% of eduPartners revenues year over year.

With eduPartners, we create a personalized virtual bookstore for each school on our website. Students are able to search by region and state on our homepage to locate the link to their co-branded bookstore. Parents and students can be linked directly to their school bookstore page from their school’s homepage. Once they reach the entry page to their customized online bookstore, the student or parent can navigate the site by clicking on the appropriate grade, discipline and class to select required and optional books. The school benefits by eliminating the operational and financial burdens associated with the physical operation of a highly seasonal retail bookstore on campus. In addition, schools have access to our unique program administration website that provides them with sales and inventory reports, among other valuable features.

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

Fulfillment

B&T, a leading distributor of books, videos and music products, has provided our order fulfillment and drop shipment services since our inception. We have a series of agreements relating to the operating and financial terms of our relationship which were recently renewed and are now scheduled to expire in June 2006.

Under these agreements, we agree to provide Baker & Taylor with our written demand forecasts for each upcoming year and we agree to use B&T as our principal supplier of textbooks and exclusive provider of drop-ship and fulfillment services. We pay fees and expenses related to the services Baker & Taylor provides and we purchase products from B&T at a discount to the suggested price. In return, B&T agrees not to provide drop-ship services to any person or entity that has as its principal business activity the goal of establishing exclusive relationships with educational institutions for the purpose of selling textbooks via the Internet, unless the retailer was an existing customer of B&T on or prior to June 10, 1998, the date we initially contracted with B&T. Our agreements with B&T provide us access to, and use of, an electronic set of data elements from B&T’s title file database that contains bibliographic records. In addition, under these agreements, B&T provides us with promotional, customer service, and database management services

As a result of the data access our agreements provide, information on availability of book titles is automatically updated on our website on an hourly basis based on title and inventory data feeds from B&T, ensuring that our customers receive accurate in-stock inventory information. Orders placed on our website are automatically transmitted to B&T within twenty minutes of their receipt. At the B&T warehouse currently used for fulfillment, the order is processed, packaged and shipped directly to our customers. We extend a convenient return policy to our customers under which returns are shipped directly to B&T to expedite processing. Finally, providing B&T with our demand forecasts for each semester helps to ensure they maintain an adequate and relevant inventory to meet the demands of our customers.

In July 2003 B&T was purchased by a third party. Prior to this transaction, the principal owner of B&T was a private equity firm that also owned approximately a 13% of our outstanding common stock. Effective with the sale, B&T no longer shares any common ownership interests with Varsity.

Technology

We use an array of site management, search, customer interaction, transaction-processing and fulfillment services and systems using a combination of proprietary technologies and commercially available, licensed technologies.

Our technology environment is designed to provide:

•	a satisfying customer experience;

•	consistent system availability and good performance;

•	appropriate security for all transactions, particularly, our customers’ commerce transactions;

•	scalability for continued growth; and

•	the collection, maintenance and security of valuable information.

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

COMPETITION

Online commerce, in general, and online textbooks sales, more specifically, are highly competitive markets. The number of e-commerce websites competing for customers’ attention has increased rapidly, and the market for online textbook sales is relatively new, competitive and evolving. We currently or potentially compete, directly and indirectly, for retail customers with the following categories of companies:

•	traditional new and used textbook retailers, such as campus bookstores;

•	traditional used textbook retailers, some of which have begun online selling;

•	textbook retailers and distributors such as the Follett Corporation, MBS Textbook Exchange, Nebraska Book Company, eCampus and Adams Book Company; and

•	Internet-based booksellers such as Amazon.com, Wal-Mart.com and BarnesandNoble.com.

We believe that the principal competitive factors in attracting and retaining our customers are:

•	entering into exclusive relationships with educational institutions;

•	convenience;

•	school approved booklist information;

•	competitive pricing;

•	selection of available products;

•	customer service;

•	quality of content and navigation tools;

•	brand recognition; and

•	reliability and speed of fulfillment.

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

Internet Taxation

A number of legislative proposals have been made at the federal, state and local levels, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and some states have taken measures to tax Internet-related activities. Although Congress has placed a moratorium on state and local taxes on Internet access or on discriminatory taxes on e-commerce, existing state or local laws have been expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth or increase the cost of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

Jurisdiction

Due to the global reach of the Internet, it is possible that, although our transmissions over the Internet originate primarily in the Commonwealth of Virginia, the governments of other states and foreign countries might attempt to regulate Internet activity and our transmissions or take action against us for violations of their laws.

EMPLOYEES

As of March 14, 2005, we had 45 employees. We hire temporary employees, particularly at the beginning of the Fall school semester to support our customer service efforts, and contract service providers as necessary. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

Our headquarters is located at 1850 M Street, Suite 1150, Washington, D.C. We currently lease approximately 9,000 square feet pursuant to leases that are month to month or that are scheduled to expire beginning in November 2005.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal proceedings and claims incidental to our business. Management does not believe that the resolution of any such matters that are pending as of the date of this report will have a material adverse effect on the results of operations or financial condition of our Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol VSTY from February 15, 2000 until March 20, 2001. Beginning on March 21, 2001 our common stock traded on the OTC Bulletin Board under the symbol VSTY.OB until September 29, 2004 when our stock was relisted on the NASDAQ National Market trading under the symbol VSTY where it continues to trade as of the date of this report. Prior to February 15, 2000, our common stock was not publicly traded.

For the period from January 1, 2003 to December 31, 2004, the high and low closing prices per share of our common stock were as follows:

	High	Low
Fiscal Year 2003
First Quarter (Period from January 1, 2003 to March 31, 2003)	$1.90	$1.55
Second Quarter (Period from April 1, 2003 to June 30, 2003)	$2.40	$1.80
Third Quarter (Period from July 1, 2003 to September 30, 2003)	$3.95	$2.20
Fourth Quarter (Period from October 1, 2003 to December 31, 2003)	$4.85	$3.55

Fiscal Year 2004
First Quarter (Period from January 1, 2004 to March 31, 2004)	$5.00	$4.10
Second Quarter (Period from April 1, 2004 to June 30, 2004)	$6.75	$5.00
Third Quarter (Period from July 1, 2004 to September 30, 2004)	$6.80	$5.56
Fourth Quarter (Period from October 1, 2004 to December 31, 2004)	$8.27	$5.85

As of March 8, 2005, there were 190 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. On March 8, 2005, the closing price of our common stock as reported on the NASDAQ National Market was $7.10 per share. We believe that the number of beneficial holders is significantly in excess of such amount based on the security position listings we obtain from time to time for the purpose of facilitating mailings to our stockholders.

We have never declared or paid any cash dividends on our common stock. Any decision regarding the declaration of future cash dividends will be made by our Board of Directors in their discretion.

On November 12, 2004, the Board of Directors of Varsity Group, with the Company’s CEO Eric Kuhn abstaining, approved the repurchase of 83,334 shares of our common stock at an aggregate cost of $0.5 million, from Mr. Kuhn. The purchase price for the shares was $6.00 per share in cash, representing approximately a five percent discount from the 30-day trailing average ending on November 12, 2004. The shares repurchased represented approximately five percent of the beneficial ownership of Mr. Kuhn. As of March 14, 2005, the Company had repurchased a total of 1,215,397 shares.

The following table sets forth repurchases of our common stock during our fourth quarter ended December 31, 2004. There were no share repurchases in our first three quarters of fiscal 2004:

Period	Total shares purchased	Average price paid per share	Total shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under plans or programs
Oct. 1, 2004 to Oct 31, 2004	—	—	—	—
Nov. 1, 2004 to Nov 30, 2004	83,334	$6.00	—	—
Dec. 1, 2004 to Dec 31, 2004	—	—	—	—

The information required by this item regarding equity compensation plans is incorporated herein by reference from the information contained in item 12 of this Form 10-K

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

	Years Ended December 31,
	(in thousands, except per share data)
	2004	2003	2002	2001	2000
Statement of Operations Data
Net Sales
Product	$34,412	$22,959	$15,237	$10,698	$24,140
Shipping	3,245	2,262	1,309	889	1,767
Marketing Services	25	20	27	892	2,630

Total net sales	37,682	25,241	16,573	12,479	28,537

Operating Expenses
Cost of product	23,349	15,810	10,558	7,931	21,273
Cost of shipping	2,529	1,459	979	656	2,194
Cost of marketing services	—	4	—	45	385
Sales and marketing	5,803	3,912	2,754	2,453	24,228
Tax related benefit	—	(515)	—	—	—
Product development	250	248	201	277	4,194
General and administrative	2,950	1,976	1,339	3,118	6,445
Non-cash compensation	40	216	388	816	4,593

Total operating expenses	34,921	23,110	16,219	15,296	63,312

Income (loss) from operations	2,761	2,131	354	(2,817)	(34,775)

Other expense	(4)	(4)	(4)	(38)	(295)
Interest income, net	316	245	311	615	1,046

Income (loss) before taxes	3,073	2,372	661	(2,240)	(34,024)

Income tax benefit	3,808	2,000	—	—	—

Net income (loss) applicable to common stockholders	$6,881	$4,372	$661	$(2,240)	$(34,024)

Net income (loss) per share:
Basic	$0.41	$0.27	$0.04	$(0.13)	$(2.41)

Diluted	$0.39	$0.25	$0.04	$(0.13)	$(2.41)

Weighted average shares:
Basic	16,715	16,440	16,086	16,644	14,104

Diluted	17,726	17,323	16,941	16,644	14,104

	As of December 31,
	(in thousands)
	2004	2003	2002	2001	2000
BALANCE SHEET DATA
Total cash, cash equivalents and investments	$18,858	$19,904	$18,450	$16,811	$16,190
Working capital	14,103	19,111	16,948	15,615	15,413
Total assets	30,712	23,206	19,074	17,597	19,981
Total stockholders’ equity	27,988	21,401	17,012	15,898	17,114

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. These statements relate to future events or our future financial performance and are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “intend,” “seek,” “expect,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” included elsewhere in this annual report on Form 10-K and other reports and filings made with the Securities and Exchange Commission.

The following discussion provides additional information to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview. This section provides a general description of our business, economic and industry-wide factors relevant to us and material opportunities, challenges and risks in our business.

•	Critical Accounting Policies. This section discusses those accounting policies that contain uncertainties and require significant judgment in their application.

•	Results of Operations. This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of our sources and uses of cash, capital expenditures and the amount of financial capacity available to fund our future commitments.

•	Risk Factors. This section provides a general description of the risk factors that should be considered in evaluating our business and our company.

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

During 2000, we began to focus resources on the growth and development of our eduPartner program and it is the foundation of our business today. In the quarter ending September 30, 2004, revenues from eduPartners accounted for approximately 98% of total book related revenues. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 315 schools in 2004.

We expect eduPartners to remain the primary source of textbook revenues in 2005. Net sales consist of sales of books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer.

During the early development stage of our Company, we also provided marketing services for other businesses seeking to reach the college and private middle and high school demographics by marketing to students online through our website and on college campuses utilizing a nationwide network of student marketing representatives. These campaigns were developed to meet the goals of each client. Marketing activities included online marketing, traditional flyering and postering, peer-to-peer marketing, on-campus events, product trial and demonstrations, and sponsorship opportunities.

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

Throughout 2004, we continued to demonstrate the profitability and scalability of the core eduPartners model. The number of schools served by eduPartners during the critical Fall back-to-school season increased to over 315 in 2004, compared to approximately 210 during the similar period in 2003. Revenue growth tracked closely with school growth as revenues expanded by 49%, from $25.2 million in fiscal 2003 to $37.7 million in fiscal 2004. During the same period, income before taxes increased by 30%, from $2.4 million in fiscal 2003 to $3.1 million in fiscal 2004.

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

The year ended December 31, 2004 represented our third consecutive profitable fiscal year and fourth consecutive year generating positive cash flow from operations. However, prior to the fiscal year ended December 31, 2002, we had incurred substantial losses in every fiscal year since inception. As of December 31, 2004 we had an accumulated deficit of approximately $58.5 million.

Seasonality

We experience significant seasonality in our results of operations. Consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, since the year ended December 31, 2000, our peak selling period is the July/August/September back-to-school season. During fiscal 2004 and 2003, approximately 85% of our revenues were recognized in this period (See Note 13). We expect this trend to continue as we expand our eduPartners program in the private middle and high school market. While many private middle and high school institutions have an active book buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to extend eduPartners more deeply into the college and distance learning markets. This would result in more balanced selling seasons between fall and winter. However, based upon our current eduPartners school mix, we will continue to experience significant fluctuations in quarterly operating results. Please see “Forward-Looking Statements.”

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see Note 2 in the accompanying consolidated financial statements included in this Annual Report on Form 10-K. We do not have any ownership interest in any special purpose or similar entities and do not have any significant related party transactions except for those associated with our relationship with B&T prior to July 2003 (See Note 3).

Pursuant to guidance published by the SEC regarding disclosure about critical accounting policies, we have identified the following accounting policies as critical to the understanding of our financial statements.

Revenue Recognition

We recognize revenue from textbook sales, including sales under our eduPartners program, net of any discounts and coupons, when the textbooks are received by our customers. For online sales of new textbooks, we take title to the textbooks sold upon transfer to the shipper and assume the risks and rewards of ownership including the risk of loss for collection. We take title to used textbooks and inventory held at our two on-campus stores at the time of purchase from the publisher, supplier or buyback customer and place them in inventory as available for sale. We do not function as an agent or broker for our supplier. Outbound shipping charges are included in net sales. We provide allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. To date, our revenues have consisted primarily of sales of textbooks.

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal 2002, 2003 and 2004, estimates of future profitability and the overall prospects of our business, we concluded that it is more likely than not that the recorded portion of the deferred tax benefits will be realized. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. At December 31, 2004, approximately $16.9 million of potential future income tax benefit was fully reserved on our consolidated financial statements.

Stock-Based Compensation Plans

We account for our stock-based compensation plans in accordance with Accounting Principles Board (“ABP”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting. We estimate that if we used the fair value method outlined by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” our reported amounts of net income would have been reduced by approximately $1.9 million, $0.7 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002 respectively. Our reported amounts of net income per diluted share would have been reduced by approximately $0.10, $0.04 and $0.04 for the years ended December 31, 2004, 2003 and 2002, respectively (see Note 2.)

Valuation of Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. Our inventory balance as of December 31, 2004 consists mainly of used textbooks that we purchased in the second and third quarters of fiscal 2004, new and used textbooks located at our two on campus bookstores and new titles that we are able to procure at better terms than B&T. Historically, approximately 90% of the unsold new textbook inventory held by B&T in support of our eduPartners program has been returned for full credit with publishers, which substantially reduces our risk of inventory obsolescence. We take title to the remaining unsold inventory and write down this balance for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

RESULTS OF OPERATIONS

	Fiscal Years Ended December 31,
	2004	2003	2002
Net sales:
Product	91.4%	91.0%	92.1%
Shipping	8.6%	9.0%	7.9%

Total net sales	100.0%	100.0%	100.0%

Operating Expenses:
Cost of product	62.0%	62.6%	63.7%
Cost of shipping	6.7%	5.8%	5.9%
Sales and marketing	15.4%	15.5%	16.6%
Tax related benefit	—	(2.0)%	—
Product development	0.7%	1.0%	1.2%
General and administrative	7.8%	7.8%	8.1%
Non-cash compensation	0.1%	0.9%	2.3%

Total operating expenses	92.7%	91.6%	97.9%

Income from operations	7.3%	8.4%	2.1%

Other income, net	0.8%	1.0%	1.9%

Income before income taxes	8.2%	9.4%	4.0%

Income tax benefit	10.1%	7.9%	—%

Net income	18.3%	17.3%	4.0%

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Net Sales

Net sales increased 49.3%, or $12.4 million, to $37.7 million for the year ended December 31, 2004, driven by higher textbook and shipping revenues as a result of the continued growth and development of our eduPartners program. The increase in overall revenues is largely attributed to the continued growth of eduPartners during 2004. During the July/August/September 2004 back-to-school season, we served approximately 315 schools through eduPartners, up from approximately 210 schools during the same period in 2003, an increase of 50%.

Net sales consist primarily of sales of textbooks books and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales of textbooks are recognized at the time products are received by the customer. In 2005, we expect our total revenues to increase based upon the continued growth of our eduPartners program. Over time, expansion of used book revenue as a percentage of total revenues may serve to lower revenue growth since used books are typically priced at a 25% discount to comparable new textbooks. However, the related decrease in revenue growth is typically offset by higher gross margins associated with the sale of used books. See “Forward Looking Statements.”

Operating Expenses

Cost of Product

Cost of product consists primarily of the cost of textbooks. Cost of product sold to customers increased 47.7%, or $7.5 million, to $23.3 million for the year ended December 31, 2004. This increase was primarily attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of products was 67.9% and 68.9%, for the years ended December 31, 2004 and 2003, respectively. In 2005, we expect that cost of product will increase in absolute dollars as eduPartners and our customer base expands. See “Forward Looking Statements.”

Cost of Shipping

Cost of shipping consists of outbound shipping. Cost of shipping increased 73.3%, or $1.1 million, to $2.5 million for the year ended December 31, 2004. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of shipping was 77.9% and 64.5% for the years ended 2004 and 2003, respectively. The increase in shipping costs in 2004 was attributable to an increase in third party shipping rates and fuel surcharges in 2004 compared to 2003, which we did not pass on to our customers.

Certain aspects of our agreements with B&T provide for the assignment of separate values to the separate services provided by them: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by B&T. Consequently, we have included in “cost of product” in our statement of operations the cost of purchased books from B&T, we have included in “cost of shipping” the cost of shipping charges from B&T and we have included in sales and marketing the cost of other services including website content and customer database management charged from B&T. These agreements have served to reduce cost of product as a percentage of revenue and increase sales and marketing expense as a percentage of revenue.

Sales and marketing

Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our eduPartners schools, seasonal overhead associated with performing inventory purchases at eduPartner schools, and payroll and related expenses for personnel engaged in sales and marketing, account management and eduPartners operations. Sales and marketing expense increased 48.3%, or approximately $1.9 million, to approximately $5.8 million for the year ended December 31, 2004, compared to the same period in 2003. The increases in 2004 were attributable to higher costs associated with sales and marketing fees related to our agreement with B&T, increased credit card processing fees associated with higher sales levels as well as increases in payroll and related expenses and other expenses resulting from an increase in the number schools in our eduPartners program and the number of employees compared to the prior year period. Contributing to the increase in year ended December 31, 2004 were the seasonal costs associated with performing inventory purchases of used books at eduPartner schools for the first time during our second quarter fiscal 2004.

Specified sales and marketing expenses associated with our agreement with B&T are the product of the classification of services such as website content and customer database management as sales and marketing expense and we expect these costs will continue to increase in absolute dollars as we expand our business. These expenses increased to $2.1 million for the year ended December 31, 2004 from $1.4 million for the year ended December 31, 2003.

We expect certain aspects of sales and marketing expense, including credit card expenses, certain expenses associated with contracting with our eduPartners schools, and sales expenses associated with our agreement with B&T, will continue to increase at levels consistent with revenue growth. We anticipate that staffing and related expenses will continue to increase in absolute dollars as we expand operations to support expected short and longer-term revenue growth.

Tax related benefit

During the year ended December 31, 2003, we recorded a negative tax related expense of $0.5 million. This tax related expense was attributable to the release of earlier non-income tax related tax accruals recorded primarily between 1999 and 2001. No similar benefit was recorded in fiscal 2004.

Product Development

Product development expense includes payroll and related expenses for our development and systems personnel, costs associated with the upgrade and maintenance of our website and outside consultant expense, and are reported net of costs capitalized for software developed for internal use. The following table sets forth product development costs for the years ended December 31, 2004 and 2003 (in thousands):

	Years ended December 31,
	2004	2003
Gross product development cost	$1,019	$248
Percentage of total revenue	2.7%	1.0%
Less: Software developed for internal use	$769	—
Percentage of total revenue	2.0%	1.0%

Product development costs, as reported	$250	$248

Percentage of total revenue	0.7%	1.0%

Product development costs, as reported, increased 0.7%, or approximately $2,000, for the year ended December 31, 2004, from the prior year period. The increase in 2004 was offset by an increase in costs capitalized for software developed for internal use. We are currently upgrading our website, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the large increase in the volume of traffic we have recently experienced on our website.

We are capitalizing certain of these costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We began to amortize the capitalized costs on our balance sheet as of June 30, 2004 on a straight-line basis beginning in our third quarter of fiscal 2004 when the website was placed into service, and we will continue to capitalize the costs of new functionality related to the website upgrade during fiscal 2005 in accordance with SOP 98-1. We expect system upgrade efforts to continue in 2005 and, therefore, expect capitalization and maintenance costs associated with this effort to increase. Please see “Forward-Looking Statements.”

General and Administrative

General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased 49.3%, or approximately $1.0 million, to approximately $3.0 million for the year ended December 31, 2004. This increase was due to an increase in personnel and infrastructure expenditures needed to support the growth of our business as well as increased expenses associated with the relisting of our common stock on the NASDAQ National Market on September 29, 2004.

We anticipate incurring significant increases in general and administrative expenses in fiscal 2005 as we take the necessary steps to comply with the numerous reporting and control requirements imposed by the Sarbanes Oxley Act, including Section 404. Please see “Forward-Looking Statements.”

Non-Cash Compensation

Non-cash compensation expense consists of expenses related to previous grants of employee options based on the intrinsic value of the stock option. Non-cash compensation expense decreased to approximately $40,000 for the year ended December 31, 2004, compared to approximately $216,000 for the prior year period. The deferred non-cash compensation expense was fully amortized as of September 30, 2004.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments. Other income was $312,000 and $241,000 for the years ended December 31, 2004 and 2003, respectively. This increase was due to higher average cash invested in long-term investments and higher average interest rates during the year ended December 31, 2004.

Income Taxes

Income tax benefit for the years ended December 31, 2004 and 2003 was approximately $3.8 million and $2.0 million, respectively. We account for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. During fiscal 2004 and 2003, management reassessed the potential realization of its remaining valuation allowance based on its financial projections, estimates of future profitability and the overall prospects of the Company’s business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Consequently, we released $5.0 million and approximately $2.9 million of the valuation allowance in fiscal 2004 and 2003, respectively, which has resulted in a tax benefit during both years compared to an expected effective tax rate of approximately 38.8%. The deferred tax benefits of $5.0 million and approximately $2.9 million recorded in 2004 and 2003, respectively, were offset by income tax provisions of $1.2 million and $0.9 million related to pre-tax income recorded in fiscal 2004 and 2003, respectively. At December 31, 2004 and 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $60.3 million and $59.8 million, respectively, which expire beginning in 2018.

We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Please see “Forward-Looking Statements” and Note 12 to the consolidated financial statements.

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

Operating Expenses

Cost of Product

Cost of product consists of the cost of products sold to customers. Cost of product increased to $15.8 million for the year ended December 31, 2003 from $10.6 million for year ended December 31, 2002. This increase was primarily attributable to our increased sales volume.

Cost of Shipping

Cost of shipping consists of outbound shipping. Cost of shipping increased to $1.5 million for the year ended December 31, 2003 from $1.0 million for year ended December 31, 2002. This increase was primarily attributable to our increased sales volume. Also, for the year ended December 31, 2003, shipping revenue exceeded cost of shipping by $0.8 million or 55%. For the year ended December 31, 2003, shipping revenue exceeded cost of shipping by $0.3 million or 34%. This increase was the result of higher shipping pricing for the year ended December 31, 2003.

Certain aspects of our agreements with B&T provide for the assignment of separate values to the separate services provided by them: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by B&T. Consequently, we have included in “cost of product” in our statement of operations the cost of purchased books from B&T, we have included in “cost of shipping” the cost of shipping charges from B&T and we have included in sales and marketing the cost of other services including website content and customer database management charged from B&T. These agreements have served to reduce cost of product as a percentage of revenue and increase sales and marketing expense as a percentage of revenue.

Sales and marketing

Sales and marketing expense consists primarily of advertising and promotional expenditures, credit card processing fees, travel expense and payroll and related expenses for personnel engaged in sales and marketing. Sales and marketing expense increased to $3.9 million for the year ended December 31, 2003 from $2.8 million for the year ended December 31, 2002. This increase was primarily attributable to higher costs associated with sales and marketing fees related to our agreement with B&T, increased credit card processing fees associated with higher sales levels and higher payroll and travel related expenses due to higher sales staffing levels.

Specified sales and marketing expenses associated with our agreement with B&T are the product of the classification of services such as website content and customer database management as sales and marketing expense. These expenses increased to $1.4 million for the year ended December 31, 2003 from $1.0 million for the year ended December 31, 2002.

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

Income Taxes

As of December 31, 2003 and December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of $59.8 million and $61.3 million, respectively, which expire beginning in 2018. The net operating losses allow us to offset federal taxable income, when and if generated, before paying federal income taxes. We have potential future tax benefits, or deferred tax assets, associated with these historical net operating losses that, because they were fully reserved by an offsetting valuation allowance, were not previously reported on our balance sheet. In the twelve months ended December 31, 2003, we released $2.9 million of the valuation allowance, which has resulted in the recognition of a portion of our net deferred tax assets on our balance sheet and the recording of a tax benefit on our income statement for the twelve months ended December 31, 2003. As of December 31, 2003, we had a remaining valuation allowance of approximately $20.7 million, which had not been released.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had $11.9 million of cash, cash equivalent and short-term investments in auction rate marketable securities. As of that date, our principal commitments consisted of obligations outstanding under accrued liabilities, accounts payable and operating leases. During 2004, we began an initiative to upgrade our internally developed system for our website. In 2005, we expect to experience additional expenditures related to the website upgrade. We also may experience additional increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash provided by operating activities was $0.2 million, $1.8 million and $1.6 million during the years ended December 31, 2004, 2003 and 2002, respectively. The change in operating cash flows of $(1.6) million during the year ended December 31, 2004 from the prior year period was due to:

•	an increase in inventory associated with a large scale inventory buyback of used textbooks, the procurement of used textbooks from third party wholesalers and the operations of two on-campus bookstores during the year ended December 31, 2004;

•	an increase in other current assets related to a year end accruals and related deposits we had with B&T; and

•	an increase in accounts receivable associated with the increase in revenues recorded in fiscal 2004, compared to the prior year period.

These decreases were partially offset by an increase in net income, partially offset by the tax benefit associated with the release of a portion of the valuation allowance against deferred tax assets as well as increases in taxes payable and accounts payable in the year ended December 31, 2004 compared to the prior year period.

The change in operating cash flows of $0.2 million during the year ended December 31, 2003 was due to an increase in net income in 2003, partially offset by several components of net income which did not produce cash, including the tax benefit associated with the release of a portion of the valuation allowance against deferred tax assets, the release of earlier non-income tax related tax accruals recorded primarily between 1999 and 2001 and changes in taxes payable and other current assets.

Investing activities consist of capitalization of software developed for internal use, purchases of property and equipment, purchases of software and purchases of short-term and long-term investments. Net cash provided by (used in) investing activities was $4.0 million, $(1.8) million and $(11.3) million during the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, cash provided by investing activities consisted primarily of the net sales of $12.0 million in short-term investments partially offset by net purchases of approximately $7.0 million of long-term investments and $1.0 million of purchases of property, equipment and software, including capitalization of software, an increase of approximately $0.8 million over the comparable period in 2003 due to our initiative to upgrade our internal software system for our website. During 2003, cash used in investing activities consisted primarily of the purchases of short-term investments, net of sales.

Net cash (used in) provided by financing activities was $(0.3) million, $(0.2) million, and $21,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash used in financing activities in 2004 consisted of $0.5 million cash used to purchase treasury shares, partially offset by proceeds from the exercise of stock options and warrants. Net cash used in financing activities during 2003 consisted of $0.7 million cash used to purchase treasury shares, partially offset by net proceeds from the exercise of stock options and warrants. Net cash provided by financing activities during 2002 consisted of net proceeds from the exercise of stock options.

The following table provides an overview or our aggregate contractual obligations as of December 31, 2004:

Contractual Obligations	Total	Fiscal Year Ending 2005	Thereafter
Operating Lease Obligations	$252	$252	$—

Total	$252	$252	$—

We currently lease approximately 9,000 square feet pursuant to leases that are month-to-month or are scheduled to expire in November and December 2005.

Based upon our current and expected cost structure and recent growth levels within the eduPartners program, we believe we are positioned to improve upon the financial performance of 2004. However, we intend to increase spending on the development of eduPartners and relationships with other related businesses. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm our results of operations and financial condition. See “Forward Looking Statements.”

In the future, we may pursue acquisitions of complementary businesses. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business strategy. Any future acquisition or investment may result in a dilution to existing shareholders to the extent we issue shares of our common stock as consideration or reduced liquidity and capital resources to the extent we use cash as consideration.

We believe that our existing liquidity and expected cash flows from operations will satisfy the capital requirements of our current business for the foreseeable future. We believe that the combination of cash and cash equivalents, long-term investments and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for at least the next twelve months. See “Forward Looking Statements.”

RECENT ACCOUNTING STANDARDS

In November of 2004, FASB issued Statement No 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The FASB’s goal is to promote convergence of accounting standards internationally by adopting language similar to that used in the International Accounting Standard 2, “Inventories” adopted by the International Accounting Standards Board (IASB). The Boards noted that the wording of the original standards were similar but were concerned that the differences would lead to inconsistent application of those similar requirements. The guidance is effective for inventory costs incurred during the fiscal year beginning January 1, 2006. We do not believe that the adoption of the new standard will have a material impact on our financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R beginning with our quarter starting July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS 123R will materially impact our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether the adoption will result in future expenses that are similar to the current pro forma disclosures under SFAS No. 123.

RISK FACTORS

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our business and our Company. The risks and uncertainties described in this section are not the only ones facing us. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial, may also impair our business, operating performance and financial condition.

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

Based on these or other factors, we may not be able to retain existing eduPartners member schools or sign-up new eduPartners member schools.

WE RELY ON ONE SUPPLIER TO MEET OUR FULFILLMENT NEEDS.

We depend on B&T as the primary supplier of substantially all of the textbooks we offer. Our relationship with B&T is critical to our success. Our current contract with B&T expires on June 30, 2006. If we are unable to renew this contract when it expires, or, are unable to otherwise rely on B&T for inventory maintenance and shipping services and we are unable to open our own distribution center or establish a comparable vendor relationship before the B&T relationship discontinues, our business may be materially harmed.

B&T warehouses most of our inventory and we rely on them to maintain adequate inventory levels and rapidly fill our customers’ orders. Prices we pay for promotional, customer service and database management services and credits that we receive from B&T are currently based on volume and average cost requirements. Failure to meet these benchmarks would increase our costs. If they do not maintain sufficient inventory, or if they are unable to deliver the specific books our customers order or deliver these books in a timely fashion, we would not be able to meet our obligations to our customers, our revenues would decrease and we would likely experience a reduction in the value of our brand. If our relationship with B&T is disrupted or does not continue for any reason and we are unable to establish a comparable vendor relationship or open our own warehouse before the B&T relationship discontinues, we would not be able to fulfill our customers’ orders. We cannot be certain that we would be able to establish new vendor relationships to ensure acquisition and distribution of textbooks in a timely and efficient manner or on acceptable commercial terms. In such event, we may determine that we need to maintain inventory, establish warehouse facilities and provide distribution services, which would require us to change our business model.

In addition, a single publisher represented approximately 21% of our textbook revenues in 2004 and 2003. If B&T’s relationship with this publisher is disrupted or discontinued, our business may be harmed.

We benefit from the shipping discounts offered to B&T by UPS and we rely on UPS and other third party common carriers for all shipments to and from B&T. If B&T’s relationship with UPS is discontinued or disrupted for any reason, we cannot be certain we would be able to affordably obtain comparable delivery services and might not be able to deliver textbooks to our customers in a timely manner. In addition, because we rely on third party common carriers to ship products to and from the single B&T warehouse that our fulfillment is currently conducted from, we are subject to the risks, including employee strikes and inclement weather, that may prevent such third parties from meeting our fulfillment and delivery needs. Failure to deliver products to our customers in a timely and accurate manner may harm our reputation, our brand and our business.

WE FACE SIGNIFICANT COMPETITION, AND THAT COMPETITION MAY INCREASE SUBSTANTIALLY BECAUSE OF THE LOW BARRIERS TO MARKET ENTRY.

The e-commerce and online textbook markets are new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites quickly and at a relatively low cost. We currently compete with a variety of other companies in the sale of textbooks, and if we are able to add other product or service offerings we will have additional competition in those markets. Our current and potential competition includes the following categories of companies:

•	traditional bookstore retailers, such as school-operated and contract-operated campus bookstores, as this represents the default method of meeting the textbook needs of the majority of educational institutions today;

•	traditional used textbook retailers, some of which have or are expected to begin online selling;

•	textbook retailers and distributors such as the Follett Corporation, MBS Textbook Exchange and Nebraska Book Company; and

•	Internet-based booksellers such as Amazon.com, WalMart.com, eFollett.com (affiliated with The Follett Corporation), eCampus.com and BarnesandNoble.com.

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

Prior to having recorded positive operating cash flows in our last four fiscal years and positive net income in our last three fiscal years, we had incurred substantial losses in every fiscal year since our inception. For the fiscal years ended 1999 and 2000, we incurred losses from operations of approximately $31.9 million and $34.8 million, respectively, and generated negative cash flows from operations of approximately $29.4 million and $27.5 million, respectively. Thereafter, our results began to improve as part of our focus on eduPartners and related lower overhead cost structure. For the fiscal year ended 2001, we incurred a loss from operations of approximately $2.8 million and positive cash flows from operations of approximately $0.4 million. For the fiscal years ended 2002, 2003 and 2004, we recorded operating income of approximately $0.7 million, $2.2 million and $2.8 million, respectively, and generated positive cash flows from operations of approximately $1.6 million, $1.8 million and $0.2 million, respectively. As of December 31, 2003 and 2004 we had accumulated deficits of approximately $65.4 million and $58.5 million, respectively.

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

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. We expect to continue to experience significant seasonality in our business related to the academic calendar and the corresponding demand for textbooks and educational materials. Sales in the textbook industry traditionally are significantly higher in the first and third calendar quarters of each year compared with the second and fourth calendar quarters. Due to the concentration of private middle and high schools in our eduPartners program, our revenues are concentrated in the traditional Fall back-to-school season of July, August and September, our third calendar quarter. During the third quarter of 2004, 2003, and 2002 our textbook revenues were approximately 85%, 85% and 87 % of total annual textbook revenues, respectively. We expect this trend to continue. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on sequential quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

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

OUR BUSINESS HAS EXPERIENCED SIGNIFICANT GROWTH OVER THE LAST TWO FISCAL YEARS. CONTINUED GROWTH AT THE LEVELS WE HAVE EXPERIENCED OUR LAST TWO FISCAL YEARS WILL PLACE A STRAIN ON OUR MANAGEMENT, OPERATIONAL AND FINANCIAL RESOURCES.

Our total revenues and total employees have grown 127% and 80% over our last two years. We are rapidly expanding our operations and will continue to expand further to pursue growth of our core eduPartners business and expand into new markets. Such growth increases the complexity of our business and places a significant strain on our management, operations, and financial resources, and there can be no assurance that we will be able to manage it effectively. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, adversely affect our operating results and harm our business.

WE FACE SIGNIFICANT INVENTORY RISK.

Our inventory balance as of December 31, 2004 consisted mainly of used textbooks that we purchased in the second and third quarters of fiscal 2004, new and used textbooks located at our two on campus bookstores which were opened in fiscal 2004 and new titles that we are able to procure at better terms than B&T. Under our agreement with B&T in which B&T provides our order fulfillment and drop shipment services, B&T assumes ownership of all new textbooks until shipment and does not assume ownership of the used products it processes for us. Approximately 90% of new textbook unsold inventory at B&T is returned for credit with our publishers, which substantially reduces our risk of inventory obsolescence, however, we take title to the remaining unsold inventory and write down this balance for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis. To the extent that we continue to procure used textbooks and maintain on campus bookstore operations, we will face increased inventory risk, which may adversely affect our operation results.

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

We have recently experienced an increase in the volume of traffic on our website in terms of the number of orders placed by our customers and expect this trend to continue. Consequently, we are in the process of upgrading our internally developed system for our website, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping, in order to accommodate such increases. Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We launched the first phase of the upgraded new system in our second quarter of fiscal 2004, however, the systems upgrades were complex. This complexity can make it difficult to detect errors or failure in our website prior to implementation. We may not immediately discover errors in our new system until the volume of orders placed by our customers significantly increases from the levels we experienced in our last fall back to school season. As a result, the upgraded website may not achieve the expected benefits. Unanticipated problems with our new website may result in customer dissatisfaction, a loss of, or delays in, the market acceptance of our website, and lost revenue and collection difficulties during the period required to correct these errors. Failure to correct these problems may harm our reputation, our brand and our business

WE DEPEND ON A THIRD-PARTY SERVICE PROVIDER FOR OUR INFORMATION TECHNOLOGY INFRASTRUCTURE. IF OUR THIRD-PARTY SERVICE PROVIDER EXPERIENCES ANY SYSTEM FAILURE OR INADEQUACY, OUR OPERATIONS COULD BE JEOPARDIZED.

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

CONCERNS ABOUT SECURITY ON THE INTERNET MAY REDUCE THE USE OF OUR WEBSITE AND IMPEDE OUR GROWTH.

A significant barrier to confidential communications over the Internet has been the need for security. We rely on SSL encryption technology designed to prevent the misappropriation of customer credit card data during the transaction process. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. A failure to adequately control fraudulent credit card transactions could reduce our collections and harm our business. Internet usage could decline if any well-publicized compromise of security occurred. Our site could be particularly affected by any such breach because our online commerce model requires the entry of confidential customer ordering, purchasing and delivery data over the Internet, and we maintain a database of this historical customer information. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a medium for commerce. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our website or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer or company information or cause interruptions in our operations. We may incur significant costs to protect against the threat of such security breaches or to alleviate problems caused by these breaches.

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

THE SARBANES OXLEY ACT OF 2002 IMPOSES ADDITIONAL OBLIGATIONS ON US, INCLUDING THE REQUIREMENT THAT WE DOCUMENT AND EVALUATE OUR INTERNAL CONTROLS. THIS EXERCISE HAS NO PRECEDENT AVAILABLE BY WHICH TO MEASURE THE ADEQUACY OF OUR COMPLIANCE AND MAY RESULT IN NON- COMPLAINCE WHICH MAY ADVERSLY AFFECT OUR STOCK PRICE. EFFORTS TO COMPLY WILL RESULT IN ADDITIONAL OPERATING EXPENSES, WHICH MAY MATERIALLY AFFECT OUR FINANCIAL RESULTS.

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC and NASDAQ impose new duties on us and our executives, directors, attorneys and independent accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting. We expect that our efforts to comply with these new regulations will result in significant increases in general and administrative expenses in fiscal 2005 as we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Additionally, we expect that our efforts to comply with these new regulations will also result in a diversion of management time and attention from operating activities to compliance activities. Any of these developments could materially increase our operating expenses or affect our operating performance, which would adversely affect financial results.

While we anticipate being able to fully implement the requirements relating to the Sarbanes-Oxley Act in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or NASDAQ, and our reputation may be harmed. Any such action could adversely affect our financial results and may adversely affect out stock price. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

IF WE ACQUIRE ANY COMPANIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR CORE BUSINESS, DILUTE SHAREHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

We evaluate and enter into negotiations pertaining to possible acquisitions, strategic investments in businesses and joint ventures in the ordinary course of our business. New acquisitions or investments may be disruptive to our organization. In connection with any acquisitions or investments, there is no assurance that we will:

•	effectively integrate operations, technologies, services and personnel;

•	avoid a diversion of financial and managerial resources from existing operations;

•	avoid assumption of unknown liabilities;

•	avoid unanticipated operational difficulties or expenditures or both;

•	retain key employees;

•	generate sufficient revenue to offset acquisition or investment costs; and

•	realize the expected benefits of the transaction;

In addition, any future acquisition or investment may result in a dilution to existing shareholders to the extent we issue shares of our common stock as consideration or reduced liquidity and capital resources to the extent we use cash as consideration.

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

SOME STATES MAY IMPOSE A NEW SALES TAX ON OUR BUSINESS.

A 1992 Supreme Court decision held that the Commerce Clause of the United States Constitution limits a state’s ability to impose a sales or use tax collection responsibility on an out-of-state vendor unless such vendor maintains a physical presence, i.e., substantial nexus, in the taxing state. Based on this Supreme Court decision, we have determined that we do not have a substantial nexus in some jurisdictions where our products are received by customers, and, therefore, do not collect or remit sales or use tax in such jurisdictions. Because the scope of the 1992 Supreme Court decision is unclear, states may challenge our determination of substantial nexus. If successful, such challenges could result in significant liabilities for sales and use taxes with a material and adverse effect on our business. We currently collect and remit sales or use tax on all shipments to eighteen states. The 1992 Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of sales and use taxes by mail-order companies. Congress has from time to time considered proposals for such legislation. We anticipate that any legislative change, if adopted, would be applied on a prospective basis. While there is no case law on the issue, we believe that this analysis could also apply to our online business. Recently, several states and local jurisdictions have expressed an interest in taxing e-commerce companies who do not have any contacts with their jurisdictions other than selling products online to customers in such jurisdictions.

OUR EXECUTIVE OFFICERS, DIRECTORS AND EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS, HAVE THE ABILITY TO EXERCISE SIGNIFICANT CONTROL OVER US.

As of December 31, 2004, our executive officers, directors and entities affiliated with them, in the aggregate, owned approximately 24% of our outstanding common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions and the power to prevent or cause a change of control. The interests of these stockholders may differ from the interests of our other stockholders.

IF WE ARE UNABLE TO MAINTAIN OUR NASDAQ NATIONAL MARKET LISTING, OUR COMMON STOCK MAY BE SUBJECT TO DELISTING FROM THE NATIONAL MARKET AND YOUR ABILITY TO TRADE SHARES OF OUR COMMON STOCK COULD SUFFER.

In September 2004, our common stock was approved for relisting on the NASDAQ National Market and began trading on the NASDAQ National Market on September 29, 2004. For our common stock to remain listed on the NASDAQ National Market, we must meet the minimum listing requirements for continued listing, including, among other requirements, minimum bid price and market value of public float requirements. If we fail to continue to meet the minimum listing requirements, we may be delisted from the NASDAQ National Market. If our common stock is delisted from the NASDAQ National Market, sales of our common stock would likely be conducted only in the over-the counter market. This may have a negative impact on the liquidity and the price of our common stock, and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

THE TRADING PRICE FOR OUR COMMON STOCK MAY DROP AND THIS COULD AFFECT YOUR ABILITY TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID TO PURCHASE SUCH SHARES.

The stock market, in general, and the trading prices of shares in public technology companies, particularly those such as ours that offer Internet-based products and services, have experienced extraordinary price and volume volatility in recent years. Such volatility has adversely affected the stock prices for many companies irrespective of, or disproportionately to, the operating performance of these companies. Indeed, the trading price of our common stock dropped significantly during the year ended December 31, 2000, thereby precipitating our delisting from the NASDAQ National Market in March 2001. Alternatively, the trading price of our common stock rose significantly during the years ended December 31, 2003 and 2004, ultimately leading to our common stock being relisted on the NASDAQ National Market in September 2004. We believe that these fluctuations in our stock prices could be the result of many factors, some of which are beyond our control, such as:

•	our quarterly or annual results in operations;

•	investor perception of us and online retailing services in general;

•	general economic conditions both in the United States and in foreign countries;

•	adverse or favorable business developments;

•	futures sales of substantial amounts of our common stock by our existing shareholders, officers or directors;

•	failure to meet estimates or expectations of securities analysts or changes in financial estimates by securities analysts; and

•	announcements by us or our competitors of new products and services.

As a result of these factors, we cannot assure you that the trading price of our common stock will not drop again or stay at its current price. Market and industry factors may materially and adversely further affect the market price of our common stock, regardless of our actual operating performance. Significant decreases in the trading price of our common stock is likely to affect our visibility and credibility in our market and this could affect your ability to resell your shares at or above the price you paid to purchase such shares.

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

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by our existing shareholders, officers or directors, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Interest Rate Risk. Our cash equivalents and long-term investments are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of instruments with high credit quality and relatively short average maturities. All securities in our long-term investment portfolio mature in three years or less. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents and long-term investments held was $18.9 million and $19.2 million at December 31, 2004 and 2003, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The weighted average yield on interest-bearing investments held as of December 31, 2004 was approximately 2.9% per annum. Based on our investment holdings at December 31, 2004, a 100 basis point decline in the average yield would have reduced our annual interest income by $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT AUDITORS

Our financial statements required by Regulation S-X are included herein beginning on page F-1.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

On October 2, 1998, the Company adopted the 1998 Stock Plan, under which incentive stock options, non-qualified stock options or stock rights, or any combination thereof may be granted to the Company’s employees. As of December 31, 2003, there are 7.5 million shares authorized under the Company’s Stock Option Plan.

The following table summarizes equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (thousands) (c)
Equity compensation plans approved by security holders	4,454	$3.74	888
Equity compensation plans not approved by security holders	—	—	—

Total	4,454		888

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

		(a) Report of registered public accounting firm
		(b) Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
		(c) Consolidated Balance Sheets as of December 31, 2004 and 2003
		(d) Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2004, 2003 and 2002
		(e) Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
		(f) Notes to Consolidated Financial Statements

	2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

	3.	Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K, and such Exhibit Index is incorporated herein by reference.

EXHIBIT	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(1)	Amended and Restated By-laws of the Company.

4.1(1)	Specimen Certificate of the Company’s common stock.

10.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.

10.2(1)*	1998 Stock Option Plan.

10.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999

10.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.
10.7(1)*	Agreement for Eric J. Kuhn.
10.8(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc. and Daniel Rush, Vice President of Sales
10.9(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc. and Jeff Gatto, Vice President of Operations.
10.10(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc and Jack M Benson, Chief Financial Officer.
10.11(1)*	Employee Stock Purchase Plan.
10.20(2)	Amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan approved by stockholders at the 2003 Annual Meeting of Stockholders.
10.31(3)*	Share purchase agreement dated November 4, 2003 between Varsity Group and Eric J. Kuhn, President and Chief Executive Officer.
10.32(3)*	Share purchase agreement dated November 4, 2003 between Varsity Group and Jack M Benson, Chief Financial Officer.
10.33*	Share purchase agreement dated November 12, 2004 between Varsity Group and Eric J. Kuhn, President and Chief Executive Officer.
21.1(1)	List of Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on Signature Page to this report).
31.1	Certification of Chief Executive Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).
(2)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(3)	Incorporated herein by reference to the exhibits to the Company’s Annual report on Form 10-K for the year ended December 31, 2004.
*	Indicates a management contract or compensatory plan or arrangement

(B) EXHIBITS.

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

(C) FINANCIAL STATEMENT SCHEDULES.

The Company hereby files as part of this Form 10-K the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Washington, District of Columbia, on the 30th day of March 2005.

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

Signature	Title	Date
/s/ Eric J. Kuhn	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2005
Eric J. Kuhn

/s/ Jack M Benson	Chief Financial Officer (Principal Finance and Accounting Officer)	March 30, 2005
Jack M Benson

/s/ John Kernan	Director	March 30, 2005
John Kernan

/s/ Allen L. Morgan	Director	March 30, 2005
Allen L. Morgan

/s/ William Pade	Director	March 30, 2005
William Pade

/s/ Robert Holster	Director	March 30, 2005
Robert Holster

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Varsity Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Varsity Group Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, Virginia

March 30, 2005

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)

	2004	2003	2002
Net Sales
Product	$34,437	$22,979	$15,264
Shipping	3,245	2,262	1,309

Total net sales	37,682	25,241	16,573

Operating Expenses
Cost of product	23,349	15,814	10,558
Cost of shipping	2,529	1,459	979
Sales and marketing	5,803	3,912	2,754
Product development	250	248	201
General and administrative	2,950	1,976	1,339
Tax benefit	—	(515)	—
Non-cash compensation	40	216	388

Total operating expenses	34,921	23,110	16,219

Income from operations	2,761	2,131	354

Other income, net
Interest income	318	248	315
Interest expense	(3)	(3)	(4)
Other income (expense)	(3)	(4)	(4)

Other income, net	312	241	307

Income before income taxes	3,073	2,372	661

Income tax benefit	3,808	2,000	—

Net income	$6,881	$4,372	$661

Net income per share
Basic	$0.41	$0.27	$0.04

Diluted	$0.39	$0.25	$0.04

Weighted average shares
Basic	16,715	16,440	16,086

Diluted	17,726	17,323	16,941

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(in thousands)

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$4,865	$904
Short-term investments	7,000	19,000
Accounts receivable, net of allowance for doubtful accounts of $15 at December 31, 2004 and $8 at December 31, 2003, respectively	1,251	539
Inventory	2,463	328
Other	1,248	145

Total current assets	16,827	20,916

Property and equipment, net	252	175
Software developed for internal use	708	—
Deferred income taxes	5,901	2,093
Long term investments	6,993	—
Other assets	31	22

Total assets	$30,712	$23,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$696	$176
Other accrued expenses and other current liabilities	1,569	1,186
Taxes payable	459	443

Total current liabilities	2,724	1,805

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 17,969 and 17,728 shares issued and 16,754 and 16,596 shares outstanding at December 31, 2004 and 2003, respectively	2	2
Additional paid-in capital	88,273	88,100
Unrealized loss	(7)	—
Deferred compensation	—	(40)
Accumulated deficit	(58,547)	(65,428)
Treasury stock, $.0001 par value, 1,215 and 1,132 shares at December 31, 2004 and 2003, respectively	(1,733)	(1,233)

Total stockholders’ equity	27,988	21,401

Total liabilities and stockholders’ equity	$30,712	$23,206

See accompanying notes to consolidated financial statements.

VARSITY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

(in thousands, except share data)

	Common Stock		Add’l Paid-In Capital	Deferred Comp.	Accum Deficit	Unrealized Loss	Treasury Stock	Totals
Description	Shares	Amt
Balance at December 31, 2001	15,913,999	$2	$87,458	$(527)	$(70,461)	—	$(574)	$15,898
Issuance of common stock – options exercised	60,937		21					21
Issuance of restricted common stock to stockholder	166,667		133	(133)				—
Deferred compensation			(18)	406				388
Other non-cash transaction			44					44
Net income					661			661

Balance at December 31, 2002	16,141,603	$2	$87,638	$(254)	$(69,800)	—	$(574)	$17,012
Issuance of common stock – options exercised	477,054		323					323
Deferred compensation				214				214
Purchase treasury stock	(175,000)						(659)	(659)
Warrants exercised	152,693		139					139
Net income					4,372			4,372

Balance at December 31, 2003	16,596,350	$2	$88,100	$(40)	$(65,428)	—	$(1,233)	$21,401
Issuance of common stock – options exercised	178,827		159					159
Deferred compensation				40				40
Purchase treasury stock	(83,334)						(500)	(500)
Warrants exercised	62,500		14					14
Unrealized loss						(7)		(7)
Net income					6,881			6,881

Balance at December 31, 2004	16,754,343	$2	$88,273	$0	$(58,547)	$(7)	$(1,733)	$27,988

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Operating activities:
Net income	$6,881	$4,372	$661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	54	176
Bad debt expense	151	(12)	42
Deferred income taxes	(3,808)	(2,093)	—
Non-cash compensation	40	214	388
Tax related benefit	—	(515)	—
Other	(7)	5	48
Changes in operating assets and liabilities:
Accounts receivable, net	(863)	(271)	(234)
Inventory	(2,135)	(174)	(154)
Other current assets	(1,104)	5	289
Accounts payable	520	(27)	(19)
Deferred revenue	64	—	—
Other accrued expenses and other current liabilities	319	1,128	377
Taxes payable	16	(843)	5
Other non-current assets	(8)	1	56

Net cash provided by operating activities	244	1,844	1,635

Investing activities:
Purchases of property, equipment and software developed for internal use	(962)	(193)	(28)
(Purchase) and sales of short-term investments, net	12,000	(1,617)	(11,308)
Sale of short-term investments	—	—	—
(Purchase) and sales of long-term investments, net	(6,993)	—	—
Sale of long-term investments	—	—	—
Proceeds from sale of fixed assets	—	—	11

Net cash provided by (used in) investing activities	4,045	(1,810)	(11,325)

Financing activities:
Proceeds from exercise of stock options and warrants	172	462	21
Purchase of treasury stock	(500)	(659)	—

Net cash (used in) provided by financing activities	(328)	(197)	21

Net increase in cash and cash equivalents	3,961	(163)	(9,669)
Cash and cash equivalents at beginning of period	904	1,067	10,736

Cash and cash equivalents at end of period	$4,865	$904	$1,067

Supplemental disclosure of cash flow information:
Cash paid for income taxes and interest	$—	$—	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments. Each is recorded at cost, which approximates market value. The Company’s policy is to record investment securities with original remaining securities of three months or less as cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. The Company designates its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments. The balance at December 31, 2004 was comprised of $4.1 million in operating accounts, $0.8 million in money market investments and $7.0 million in short term investments in auction rate marketable securities. The balance at December 31, 2003 was comprised of $0.7 million in operating accounts, $0.2 million in money market investments and $19.0 million in short term investments in auction rate marketable securities.

In the fourth quarter of fiscal year 2004, the Company concluded that it was appropriate to classify its auction rate securities as short-term investments. These investments were previously classified as cash and cash equivalents. Accordingly, the Company has revised its December 31, 2003 balance sheet to report these securities as short-term investments in the accompanying Consolidated Balance Sheets. This reclassification had no impact on the Company’s total current assets, operating cash flows or statement of operations.

LONG-TERM INVESTMENTS

Long-term investments are designated as available-for-sale and, accordingly, are presented at fair value with unrealized gains and losses reported as a component of stockholders’ equity on the Company’s balance sheets. On December 31, 2004, long-term investments included fixed rate obligations of corporations and governments and agencies. The balance of long-term investments at December 31, 2004 and 2003 was $7.0 million and $0, respectively.

CONCENTRATIONS OF CREDIT RISK

Accounts receivable consists primarily of amounts due from member institutions of the Company’s eduPartners program. The Company monitors its accounts receivable balances to assess any collectability issues. The Company recorded an allowance for potentially uncollectible receivables of $15,000 and $8,217 at December 31, 2004 and 2003, respectively. The allowance for potentially uncollectible receivables is included as a reduction of accounts receivable in the accompanying consolidated balance sheet. Bad debt expense for the years ended December 31, 2004 and 2003 was approximately $151,000 and $(11,800), respectively. Bad debt expense for the year ended December 31, 2002 was $42,231, excluding the recovery of a $252,000 prepaid marketing balance that had previously been written off as uncollectible. The negative bad debt expense in fiscal 2003 was attributable to the collection of a previously written-off receivable. Write-offs for the years ended December 31, 2004, 2003 and 2002 totaled $151,000, $8,217, and $66,803 respectively.

RELIANCE ON SINGLE SUPPLIER

The Company relies on a single supplier as its current sole provider of textbooks, fulfillment and shipping services. While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by the current supplier could materially harm the business. (See Note 3).

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

FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Software	18 months
Computer equipment	3 years
Furniture and fixtures	5 years

SOFTWARE DEVELOPED FOR INTERNAL USE

The Company capitalizes certain costs to develop or obtain internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs are amortized on a straight-line basis over a period of three to five years after completion or acquisition of the software. Software developed for internal use is included in intangible assets in the Company’s Consolidated Balance Sheets as of December 31, 2004.

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

REVENUE RECOGNITION

The Company recognizes revenue from textbook sales, including sales under the Company’s eduPartners program, net of any discounts and coupons, when the textbooks are received by its customers. The Company takes title to new textbooks sold online via its eduPartners program upon transfer to the shipper and assumes the risks and rewards of ownership including the risk of loss for collection. The Company takes title to inventory held at its two on-campus stores and used textbooks at the time of purchase from the publisher, supplier or buyback customer and places them in inventory as available for sale at that time. The Company does not function as an agent or broker for its supplier (See Note 3). Outbound shipping charges are included in net sales. The Company provides allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. To date, the Company’s revenues have consisted primarily of sales of new textbooks.

SALES AND MARKETING

Payments to eduPartners program schools are accrued as the related revenue is earned. Such amounts are included as a component of sales and marketing expense in the accompanying consolidated statements of operations. The Company recognized an expense of approximately $0.8 million, $0.6 million and $0.3 million for payments earned by partnership program schools for the year ended December 31, 2004, 2003 and 2002, respectively.

The Company’s agreement with B&T provides for assignment of separate values to the separate services provided by B&T: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by B&T. The Company has included in “cost of product” in its statement of operations the cost of purchased books from B&T, the cost of shipping charges from B&T in “shipping “, and the cost of other services including website content and customer database management charged by B&T in the “sales and marketing” section of its statement of operations. Expenses associated with these agreements recorded in the “sales and marketing” section of its statement of operations totaled $2.1 million, $1.4 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

PRODUCT DEVELOPMENT

Product development expenses consist principally of payroll and related expenses for systems personnel and consultants and are reported net of capitalized software developed for internal use costs.

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

	Fiscal Years Ended December 31,
	2004	2003	2002
Net income as reported	$6,881	$4,372	$661
Less: SFAS No. 123 stock-based compensation expense	(1,862)	(902)	(1,036)
Add: APB No. 25 stock-based compensation expense	40	216	388

Pro forma net income	$5,059	$3,686	$13

Net income per share as reported
Basic	$0.41	$0.27	$0.04
Diluted	$0.39	$0.25	$0.04
Pro forma net income per share
Basic	$0.30	$0.22	$0.00
Diluted	$0.29	$0.21	$0.00

The weighted-average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was approximately $3.20, $1.51 and $0.70 respectively, based on the Black-Scholes option pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions used for grants during the fiscal years ended:

•	2004: dividend yield 0.0%; expected volatility 90.0%; risk-free interest rate 3.60%; expected term 2 to 6 years;

•	2003: dividend yield 0.0%; expected volatility 90.0%; risk-free interest rate 3.60%; expected term 2 to 6 years; and

•	2002: dividend yield 0.0%; expected volatility 75.0%; risk-free interest rate 5.25%; expected term 2 to 6 years.

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

RECENT ACCOUNTING STANDARDS

In November of 2004, FASB issued Statement No 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The FASB’s goal is to promote convergence of accounting standards internationally by adopting language similar to that used in the International Accounting Standard 2, Inventories adopted by the International Accounting Standards Board (IASB). The Boards noted that the wording of the original standards were similar but were concerned that the differences would lead to inconsistent application of those similar requirements. The guidance is effective for inventory costs incurred during the Company’s year beginning January 1, 2006. The Company does not believe that the adoption of the new standard will have a material impact on its financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in future expenses that are similar to the current pro forma disclosures under SFAS No. 123.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform the current year presentation. These changes have no impact on previously reported results of operations or stockholders’ equity.

3. TRANSACTIONS WITH BAKER & TAYLOR

Baker & Taylor (“B&T”) has provided the Company’s order fulfillment and drop shipment services since its inception. The Company has a series of agreements relating to the operating and financial terms of its relationship, which were renewed in February 2004 and are now scheduled to expire in June 2006.

Under these agreements, the Company agrees to provide B&T with written demand forecasts for each upcoming semester and to use B&T as its principal supplier of textbooks and exclusive provider of drop-ship and fulfillment services. The Company pays fees and expenses related to the services B&T provides and purchase products from B&T at a discount to the suggested price. In return, B&T agrees not to provide drop-ship services to any person or entity that has as its principal business activity the goal of establishing exclusive relationships with educational institutions for the purpose of selling textbooks via the Internet, unless the retailer was an existing customer of B&T on or prior to June 10, 1998, the date the Company initially contracted with B&T. The Company’s agreements with Baker & Taylor provide it access to, and use of, an electronic set of data elements from B&T’s title file database that contains bibliographic records. In addition, under these agreements, B&T provides the Company with promotional, customer service, and database management services

In July 2003, B&T was purchased in a transaction sponsored by a third party private equity firm. Prior to this transaction B&T was considered a related party due to common ownership interests held by The Carlyle Group as the principal owner of B&T and as significant shareholder of Varsity Group. Effective with the sale of B&T in July 2003, the Company no longer considers B&T to be a related party.

As of December 31, 2004 and 2003, B&T owed the Company approximately $1.1 million and $0, respectively, related to certain rebates that the Company had earned during those years. Balances owed to the Company are included in other current assets in our Consolidated Balance Sheets as of December 31, 2004 and 2003.

4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of our cash, cash equivalents and investments as of December 31, 2004 and 2003 (in thousands):

	Cost	Unrealized		Market
		Gain	Loss
December 31, 2004
Cash	$4,043	—	—	$4,043
Money market funds	822	—	—	822
Short-term investments	7,000	—	—	7,000

Total cash, cash equivalents and short-term investments	11,865	—	—	11,865

Long-term investments	7,000	—	(7)	6,993

Total cash, cash equivalents and investments	$18,865	—	(7)	$18,858

	Cost	Unrealized		Market
		Gain	Loss
December 31, 2003
Cash	$739	—	—	$739
Money market funds	165	—	—	165
Short-term investments	19,000	—	—	19,000

Total cash, cash equivalents and short-term investments	19,904	—	—	19,904

Long-term investments	—	—	—	—

Total cash, cash equivalents and investments	$19,904	—	—	$19,904

5. INVENTORIES

Inventories, consisting of products available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. The Company’s inventory balance as of December 31, 2004 and 2003 consists of (in thousands):

	December 31,
	2004	2003
Inventory
New textbooks	$1,234	$292
Used textbooks	621	36
On-campus	518	—

	$2,463	$328

The components of inventory are as follows:

•	New textbooks consist of new textbooks held at B&T which they were unable to return for publisher credit after the fall back to school season and new textbooks held at other locations;

•	Used textbooks consist of used textbooks held at B&T or other locations; and

•	On-campus textbooks consist mainly of new and used textbooks located at the Company’s two on-campus bookstore facilities.

Under the Company’s agreement with B&T in which B&T provides the Company’s order fulfillment and drop shipment services, B&T only assumes ownership of new textbooks that they are able to return to publishers for credit, which historically is about 90% of all new textbook inventory. B&T does not assume ownership of the used products it processes for the Company’s and per the agreement with B&T, the Company buys back from B&T the cost of all new textbooks that B&T cannot return for publisher credit after the fall back to school season. The Company writes down its inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

6. FIXED ASSETS

Fixed assets consist of the following at December 31, (in thousands):

	Useful Lives	December 31,
		2004	2003
Computer equipment	3 years	$655	$519
Software	18 months	60	44
Website development and other	18 months	14	23
Furniture and fixtures	5 years	59	17

		788	603
Less: accumulated depreciation		(536)	(428)

Fixed assets, net		$252	$(175)

Depreciation expense was approximately $0.1 million; $0.1 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7. SOFTWARE DEVELOPED FOR INTERNAL USE

The Company capitalized software developed for internal use costs of $0.8 million and recorded related amortization of $0.1 million for fiscal 2004 in accordance with SOP 98-1. Costs associated with software developed for internal use are capitalized as they are incurred and presented as a component of intangible assets on the consolidated balance sheets. These capitalized costs are amortized on a straight-line basis over a period of three to five years after completion or acquisition of the software.

8. COMMITMENTS AND CONTINGENCIES

LEASES

The Company’s headquarters is located at 1850 M Street, Suite 1150, Washington, D.C. The Company currently occupies approximately 9,000 square feet of office space pursuant to leases that are month-to-month or are scheduled to expire between November 14, 2005 and December 31, 2005.

Rent expense under operating leases was approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The remaining lease payments associated with the Company’s current operating leases are as follows:

Fiscal Year	Operating Leases
2005 (1)	$252
Thereafter	—

$252

(1)	Includes payments made through April 2005 for the month-to-month lease.

LEGAL PROCEEDINGS

We are a party to various legal proceedings and claims incidental to our business. Management does not believe that the resolution of any such matters that are pending as of the date of this report will have a material adverse effect on the results of operations or financial condition of our Company.

9. STOCKHOLDERS’ EQUITY

AUTHORIZED CAPITAL

At December 31, 2004, the Company was authorized to issue 20,000,000 shares of preferred stock, $.0001 par value per share, and 60,000,000 shares of common stock, $.0001 par value per share.

WARRANTS

During fiscal 1998 and fiscal 1999, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 160,707 shares of the Company’s common stock. No warrants associated with these grants were exercised prior to fiscal 2003. As of December 31, 2004, 16,065 warrants remained outstanding.

During fiscal 1998 and fiscal 1999, the Company issued warrants to B&T, its supplier of textbooks, to purchase up to 219,643 shares of common stock at exercise prices of $2.33, $0.20 and $0.22 per share. No warrants associated with these grants were exercised prior to fiscal 2003. During fiscal 2003, warrants to purchase 52,251 shares of the Company’s common stock were exercised and 104,892 warrants were either cancelled or expired without being exercised. The 62,500 warrants that remained outstanding as of December 31, 2003 were exercised in February 2004.

During fiscal 2000, in connection with a line of credit agreement that has since expired, the Company issued warrants to purchase 37,500 shares of its common stock. As of December 31, 2004, warrants to purchase up to 37,500 shares of the Company’s common stock were exercisable at an exercise price of $10.00 per share and expire in fiscal 2005.

During fiscal 2000, the Company issued warrants to a third party to purchase up to 50,000 shares of common stock at an exercise price of $1.06 per share in return for certain advisory and consulting services. The Company recorded a charge based upon the fair market value of the warrants in the amount of $43,500, which is reflected as a component of general and administrative expense in fiscal 2002. As of December 31, 2004, warrants to purchase up to 25,000 shares of the Company’s common stock were exercisable at an exercise price of $1.06 per share.

TREASURY SHARES

In November 2004, the Company repurchased 83,334 shares of the Company’s common stock from an officer of the Company for approximately $0.5 million. The purchase price of the shares was $6.00 per share, representing a five percent discount from the 30-day trailing average prior to the repurchase date. In October 2003, the Company repurchased 175,000 shares of the Company’s common stock from two officers of the Company for approximately $0.7 million. The purchase price of the shares was $3.765 per share, representing a five percent discount from the 30-day trailing average prior to the repurchase date. These transactions had no effect on the Company’s results of operations. As of December 31, 2004, the Company had repurchased 1,215,397 shares of its common stock for approximately $1.7 million in cash.

10. STOCK-BASED COMPENSATION

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

Stock option activity was as follows (amounts in thousands, except per share data):

	Number of Stock Options	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2001	2,696
Granted	823	0.84 – 1.45	1.23
Exercised	(61)	0.30 – 0.35	0.34
Cancelled	(356)	0.30– 10.00	0.84

Outstanding, December 31, 2002	3,102
Granted	473	1.55 – 3.85	2.60
Exercised	(477)	0.30 – 1.06	0.66
Cancelled	(150)	0.30 –10.00	2.79

Outstanding, December 31, 2003	2,948
Granted	1,756	4.13 – 6.60	5.46
Exercised	(178)	0.24 – 3.10	0.89
Cancelled	(72)	1.10 – 5.75	3.22

Outstanding, December 31, 2004	4,454

As of December 31, 2004 the Company has reserved an additional 888,001 shares of its common stock for future option grants. As of December 31, 2004, there are 7.5 million shares authorized under the Company’s Stock Option Plan.

The following table summarizes information about options at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
	(thousands)	(years)		(thousands)
$0.30 - $0.39	409	5.8	$0.33	409	$0.33
$0.60 - $1.06	848	6.6	$0.78	761	$0.76
$1.10 - $1.79	706	7.9	$1.35	614	$1.31
$2.15 - $2.69	167	8.3	$2.28	167	$2.28
$3.10 - $3.85	131	9.0	$3.80	32	$3.82
$4.13 - $4.54	470	9.1	$4.47	—	—
$5.00 - $5.88	799	9.7	$5.61	56	$5.00
$6.00 - $8.00	468	9.5	$6.22	79	$6.24
$10.00	456	5.0	$10.00	456	$10.00

Total	4,454	7.8	$3.74	2,574	$2.85

As of December 31, 2004, 2003 and 2002, the weighted average remaining contractual life of the options was 7.8, 7.8 and 8.4 years, respectively.

No options were granted during the year ended December 31, 2004 or December 31, 2003 that were deemed to be compensatory and, therefore, no deferred compensation was recorded.

Non-cash compensation expense related to the granting of employee options, warrants and the sale of restricted stock based upon the intrinsic value method was $40,000, $0.2 million and $0.4 million during the years ended December 31,

2004, 2003 and 2002, respectively. The expense amounts recorded represent the difference between the exercise price and the deemed fair value (the fair value per share was derived by reference to the preferred stock values since inception with ratable increases between preferred stock issuance dates prior to the initial public offering and the NASDAQ or OTC Bulletin Board stock price on the date of issuance following the initial public offering) of the underlying common stock on the date of grant.

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

11. EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	For the Fiscal Year Ended
	2004	2003	2002
Numerator:
Net income	$6,881	$4,372	$661

Denominator:
Denominator for basic income per share Weighted average shares outstanding	16,715	16,440	16,086
Employee stock options and other	1,011	883	855

Denominator for diluted income per share
Adjusted weighted average shares, assuming exercise of common equivalent shares	17,726	17,323	16,941

Basic net income per share	$0.41	$0.27	$0.04
Diluted net income per share	$0.39	$0.25	$0.04

12. INCOME TAXES

The income tax benefit for 2004, 2003 and 2002 consists of the following:

	For the Fiscal Year Ended
	2004	2003	2002
Current
Federal	$—	$358	$260
State	—	67	30

	$—	$425	$290

Deferred
Federal	$3,411	$(2,149)	$(260)
State	397	(276)	(30)

	$3,808	$(2,425)	$(290)

Total
Federal	$3,411	$(1,791)	$—
State	397	(209)	—

	$3,808	$(2,000)	$—

The income tax benefit recognized, all of which is deferred, differs from the expense at the maximum statutory Federal tax rate as follows:

	For the Fiscal Year Ended
	2004	2003	2002
Federal tax at maximum rate	$1,054	$807	$227
State taxes, net of federal benefit	123	94	26
Permanent differences	24	91	37
Other	—	(72)	—
Change in the valuation allowance	(5,009)	(2,920)	(290)

Tax benefit	$(3,808)	$(2,000)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	For the Fiscal Year Ended
	2004	2003
Deferred tax assets:
Net operating loss /other carryforwards	$22,526	$22,844
Inventory	348	—
Financing, start-up and other costs	17	247
Accrued expenses	182	150

Total deferred tax assets	23,073	23,241
Valuation allowance	(16,914)	(20,934)

Net deferred tax asset	6,159	2,307
Deferred tax liabilities:
Depreciation and amortization	(258)	(214)

Net deferred tax asset	$5,901	$2,093

At December 31, 2004 and 2003, the Company had net operating loss carryforwards of approximately $60.3 million and $59.8 million, respectively, related to federal and state jurisdictions. These net operating loss carryforwards will begin to expire at various times beginning in 2018. For federal and state tax purposes, a portion of the Company’s net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

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

13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The Company experiences significant seasonality in its results of operations. Consistent with the Company’s focus on the expansion of its eduPartners program and its current concentration of private middle and high school institutions, since the year ended December 31, 2000, the Company’s peak selling period has been the July/August/September back-to-school season. During fiscal 2004 and 2003, approximately 85% of the Company’s revenues were recognized in this period.

In addition, during 2004 and 2004, the Company released portions of its deferred tax asset valuation allowance when it has deemed it was more likely than not that a portion of the recorded deferred tax benefits would be realized. See Note 11 for more details.

The following table presents summarized quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
Net Sales	$1,827	$1,097	$32,072	$2,686
(Loss) income from operations	(633)	(828)	5,361	(1,139)
Income tax benefit	222	1,302	1,882	402
Net (loss) income	(351)	519	7,345	(632)
Diluted (loss) earnings per share	$(0.02)	$0.03	$0.41	$(0.03)

Fiscal 2003
Net Sales	$1,223	$517	$21,465	$2,036
(Loss) income from operations	(518)	(146)	3,760	(965)
Income tax benefit	—	—	—	2,000
Net (loss) income	(444)	(88)	3,813	1,091
Diluted (loss) earnings per share	$(0.03)	$(0.01)	$0.22	$0.07