Form 10-Q
period 2005-03-31
VARSITY GROUP INC
filed 2005-05-16
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 9, 2005, the registrant had 16,788,829 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2005

PART I.

FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$856	$4,865
Short-term investments	4,000	7,000
Accounts receivable, net of allowance for doubtful accounts of $20 at March 31, 2005 and $15 at December 31, 2004, respectively	513	1,251
Inventory	2,296	2,463
Other	395	1,248

Total current assets	8,060	16,827

Property, plant and equipment, net of depreciation	266	252
Software developed for internal use, net of amortization	783	708
Deferred income taxes	6,209	5,901
Long term investments	13,381	6,993
Other assets	26	31

Total assets	28,725	30,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$468	$696
Other accrued expenses and other current liabilities	415	1,569
Taxes payable	422	459

Total current liabilities	1,305	2,724

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 18,004 and 17,969 shares issued and 16,789 and 16,754 shares outstanding at March 31, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	88,319	88,273
Unrealized loss	(119)	(7)
Deferred compensation	—	—
Accumulated deficit	(59,049)	(58,547)
Treasury stock, $.0001 par value, 1,215 shares at March 31, 2005 and December 31, 2004, respectively	(1,733)	(1,733)

Total stockholders’ equity	27,420	27,988

Total liabilities and stockholders’ equity	$28,725	$30,712

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Net sales:
Product	$2,146	$1,659
Shipping	198	168

Total net sales	2,344	1,827

Operating expenses:
Cost of product	1,436	1,199
Cost of shipping	161	137
Sales and marketing	849	552
Product development	129	25
General and administrative	730	524
Non-cash stock compensation	—	23

Total operating expenses	3,305	2,460

Loss from operations	(961)	(633)

Other income, net:
Interest income	142	60
Other income (expense), net	9	—

Other income, net	151	60

Loss before income taxes	(810)	(573)

Income tax benefit	310	222

Net loss	$(502)	$(351)

Net loss per share:
Basic and diluted	$(0.03)	$(0.02)

Weighted average shares:
Basic and diluted	16,769	16,631

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(502)	$(351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76	22
Bad debt expense	26	—
Deferred income taxes	(308)	(222)
Non-cash stock compensation	—	23
Changes in operating assets and liabilities:
Accounts receivable, net	712	(259)
Inventory	167	(149)
Other current assets	865	(93)
Accounts payable	(228)	(90)
Other accrued expenses and other current liabilities	(1,155)	(695)
Taxes payable	(37)	(32)

Net cash used in operating activities	(384)	(1,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and capitalization of software developed for internal use, net	(165)	(131)
Purchases of long-term investments	(6,507)	—
Sales of short-term investments	3,000	1,800

Net cash (used in) provided by investing activities	(3,672)	1,669

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and stock options	47	37

Net cash provided by financing activities	47	37

Net decrease in cash and cash equivalents	(4,009)	(140)
Cash and cash equivalents at beginning of period	4,865	904

Cash and cash equivalents at end of period	$856	$764

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

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our business is seasonal and thus operating results for the interim periods are not necessarily indicative of results for an entire year.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R for public companies until fiscal years beginning after June 15, 2005. Accordingly, we expect to adopt the standard on January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS 123R will materially impact our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether the adoption will result in future expenses that are similar to the current pro forma disclosures under SFAS No. 123.

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

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(502)	$(351)
Add: SFAS No. 123 stock-based compensation expense	(757)	(241)
Less: APB No. 25 stock-based compensation expense	—	23

Pro forma net loss	$(1,259)	$(569)

Net loss per share as reported
Basic and diluted	$(0.03)	$(0.02)
Pro forma net loss per share
Basic and diluted	$(0.08)	$(0.03)

The weighted-average fair value of options granted during the three months ended March 31, 2005 and 2004 was approximately, $2.74 and $1.51, respectively, based on the Black-Scholes option pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions used for grants during the three months ended:

•	2005: dividend yield 0.0%; expected volatility 50.0%; risk-free interest rate 3.60%; expected term 2 to 6 years;

•	2004: dividend yield 0.0%; expected volatility 90.0%; risk-free interest rate 3.60%; expected term 2 to 6 years.

Note 4: Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method. The effect of options and warrants to acquire 1.7 million shares and 0.7 million shares for the three month periods ended March 31, 2005 and 2004, respectively, were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss.

Note 5: Other Comprehensive Loss

Other comprehensive loss relates to unrealized losses on investments short-term and long-term investments. The following table sets forth the comprehensive loss for the three months ended March 31, 2005 and 2004 (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(502)	$(351)
Other comprehensive loss
Unrealized loss on investments	(112)	—

Total comprehensive loss	$(614)	$(351)

Note 6: Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, management concluded in its fourth quarter of fiscal 2003 and again in its second and third quarters of 2004 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized.

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

Note 7: Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. The Company’s inventory balance as of March 31, 2005 and December 31, 2004 consists of (in thousands):

	March 31, 2005	December 31, 2004
Inventory
New textbooks	$989	$1,324
Used textbooks	924	621
On-campus	383	518

	$2,296	$2,463

The components of inventory are as follows:

•	New textbooks consist of new textbooks held at Baker & Taylor (“B&T”), our fulfillment partner, which they were unable to return for publisher credit after the fall back to school season and new textbooks held at other locations;

•	Used textbooks consist of used textbooks held at B&T or other locations; and

•	On-campus textbooks consist mainly of new and used textbooks located at the Company’s two on-campus bookstore facilities.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. These statements relate to future events or our future financial performance and are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “intend,” “seek,” “expect,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other reports and filings made with the Securities and Exchange Commission.

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

During 2000, we began to focus resources on the growth and development of our eduPartner program and it is the foundation of our business today. In the quarter ending September 30, 2004, revenues from eduPartners accounted for approximately 98% of total book-related revenues. The number of eduPartners schools has grown from approximately 20 schools during the 1999 Fall back-to-school season to over 315 schools in 2004.

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

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, please refer to the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We do not have any ownership interest in any special purpose or similar entities and do not have any significant related party transactions.

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

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal 2002, 2003 and 2004, estimates of future profitability and the overall prospects of our business, we concluded that it is more likely than not that the recorded portion of the deferred tax benefits will be realized. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released.

Stock-Based Compensation Plans

We account for our stock-based compensation plans in accordance with Accounting Principles Board (“ABP”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting. We estimate that if we used the fair value method outlined by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” our reported amounts of net income would have been reduced by approximately $0.8 million for the three months ended March 31, 2005 and by approximately $0.2 million for the three months ended March 31, 2004. Our reported amounts of net loss per basic and diluted share would have been increased by approximately $0.05 and $0.01 for the three months ended March 31, 2005 and 2004, respectively.

Valuation of Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. Our inventory balance as of March 31, 2005 consists mainly of used textbooks that we purchased in fiscal 2004 and during our first quarter of fiscal 2005, new and used textbooks located at our two on-campus bookstores and new titles that we are able to procure at better terms than B&T. Historically, approximately 90% of the unsold new textbook inventory held by B&T in support of our eduPartners program has been returned for full credit with publishers, which substantially reduces our risk of inventory obsolescence. We take title to the remaining unsold inventory and write down this balance, as well as any remaining used book inventory, for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets, including software developed for internal use, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In addition, at each reporting date, we compare the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off.

Evaluating long-lived assets for impairment involves judgments as to when an asset may potentially be impaired. We consider there to be a risk of impairment if there is a significant decrease in the market value of an asset or if there is a significant change in the extent or intended use of an asset.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three months ended March 31, 2005 and March 31, 2004, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2005	2004
Net sales:
Product	91.5%	90.8%
Shipping	8.5%	9.2%

Total net sales	100.0%	100.0%

Operating expenses
Cost of product	61.3%	65.6%
Cost of shipping	6.9%	7.5%
Sales and marketing	36.2%	30.2%
Product development	5.5%	1.4%
General and administrative	31.1%	28.7%
Non-cash compensation	—	1.2%

Total operating expenses	141.0%	134.6%

Loss from operations	(41.0)%	(34.6)%

Other income, net	6.4%	3.2%

Loss before income taxes	(34.6)%	(31.4)%

Income tax benefit	13.1%	12.2%

Net loss	(21.4)%	(19.2)%

Seasonality:

We experience significant seasonality in our results of operations. Consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, since the year ended December 31, 2000, our peak selling period is the July/August/September back-to-school season. During fiscal 2004 and 2003, approximately 85% of our revenues were recognized in this period. We expect this trend to continue as we expand our eduPartners program in the private middle and high school market. While many private middle and high school institutions have an active book buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to extend eduPartners more deeply into the college and distance learning markets. This would result in more balanced selling seasons between fall and winter. However, based upon our current eduPartners school mix, we will continue to experience significant fluctuations in quarterly operating results. Please see “Forward-Looking Statements.”

Net Sales:

Net sales increased 28.4%, or $0.5 million, to $2.3 million for the three months ended March 31, 2005 compared to the same period in 2004. This increase was attributable to the Company’s success in increasing the number of schools served by our eduPartners program.

Operating Expenses:

Cost of Products. Cost of products consists of the cost of products sold to customers. Cost of products increased approximately 19.8%, or $0.2 million, to $1.4 million for the three months ended March 31, 2005 compared to the same period in 2004. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of products was 66.9% and 72.3%, in the three months ended March 31, 2005 and 2004, respectively. Improved gross margins were the result of a more favorable product mix of online sales compared to the prior year period. Cost of products varies with product revenue and we expect these costs to increase in absolute dollars as our customer base and number of eduPartners served expands. Please see “Forward-Looking Statements.”

Cost of Shipping. Cost of shipping consists of outbound shipping to our customers. Cost of shipping increased approximately 17.9%, or $25,000, to $161,000 for the three months ended March 31, 2005 compared to the same period in 2004. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of shipping was 81.3% and 81.5% for the three months ended March 31, 2005 and 2004, respectively.

Sales and Marketing. Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our eduPartners schools, seasonal overhead associated with performing inventory purchases at eduPartner schools, and payroll and related expenses for personnel engaged in sales and marketing, account management and eduPartners operations. Sales and marketing expense increased 53.8%, or approximately $0.3 million, to $0.8 million for the three months ended March 31, 2005 compared to the same period in 2004. This increase was attributable to increases in payroll and related expenses and other costs resulting from an increase in the number of sales and marketing employees compared to the prior year period, as well as an increase in Baker & Taylor promotional costs and credit card processing fees resulting from an overall increase in business.

We expect certain aspects of sales and marketing expense, including credit card expenses, certain expenses associated with contracting with our eduPartners schools, and sales expenses associated with our agreement with B&T, will continue to increase at levels consistent with revenue growth. We anticipate that staffing and related expenses will continue to increase in absolute dollars as we expand operations to support expected short and longer-term revenue growth. Please see “Forward-Looking Statements.”

Product Development. Product development expense includes payroll and related expenses for our development and systems personnel, costs associated with the upgrade and maintenance of our website and outside consultant expense, and are reported net of costs capitalized for software developed for internal use. The following table sets forth product development costs for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Gross product development costs	$241	$129
Percentage of total revenue	10.3%	7.1%
Less: Software developed for internal use	$112	$104
Percentage of total revenue	4.8%	5.7%

Product development expense, as reported	$129	$25
Percentage of total revenue	5.5%	1.4%

Product development expense increased 418%, or approximately $0.1 million, for the three months ended March 31, 2005 from the prior year period. The increase in the three months ended March 31, 2005 compared to the prior year period was due to an increase in maintenance costs associated with the costs we capitalized for software developed for internal use in fiscal 2004 and our first quarter fiscal 2005. We are currently upgrading our website, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the large increase in the volume of traffic we have recently experienced on our website.

We are capitalizing certain of these costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We began to amortize the capitalized costs on our balance sheet as of June 30, 2004 on a straight-line basis over a period of five years beginning in our third quarter of fiscal 2004 when the website was placed into service, and we will continue to capitalize the costs of new functionality related to the website upgrade during fiscal 2005 in accordance with SOP 98-1. We expect system upgrade efforts to continue in our remaining quarters of fiscal 2005 and, therefore, expect capitalization and maintenance costs associated with this effort to increase. Please see “Forward-Looking Statements.”

General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased 39.2%, or $0.2 million, during the three months ended March 31, 2005 compared to the prior year period. This increase was due to increased personnel needed to support the growth of our business.

We anticipate incurring significant increases in general and administrative expenses in the remainder of fiscal 2005 as we take the necessary steps to comply with the numerous reporting and control requirements imposed by the Sarbanes Oxley Act, including Section 404. Please see “Forward-Looking Statements.”

Non-Cash Compensation. Non-cash compensation expense consists of expenses related to previous grants of employee options based on the intrinsic value of the stock option and was fully amortized as of September 30, 2004. Non-cash compensation was approximately $23,000 for the three months ended March 31, 2004.

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments. Other income was $151,000 for the three months ended March 31, 2005 compared to $60,000 for the three months ended March 31, 2004. The increase was due to higher average cash invested in long-term investments and higher average interest rates during the three months ended March 31, 2005 as compared to the prior year period.

Income Taxes

Income tax benefit for the three months ended March 31, 2005 was approximately $0.3 million. We account for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. During fiscal 2004 and 2003, management reassessed the potential realization of its remaining valuation allowance based on its financial projections, estimates of future profitability and the overall prospects of the Company’s business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Consequently, we released $5.0 million and approximately $2.9 million of the valuation allowance in fiscal 2004 and 2003, respectively.

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

Liquidity and Capital Resources

As of March 31, 2005, we had $4.9 million of cash, cash equivalents and short-term investments in auction rate marketable securities. As of that date, our principal commitments consisted of obligations outstanding under accrued liabilities, accounts payable and operating leases. During 2004 and in the three months ended March 31, 2005, we began an initiative to upgrade our internally developed system for our website. In the remainder of 2005, we expect to experience additional expenditures related to the website upgrade. We also may experience additional increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was approximately $0.4 million for the three months ended March 31, 2005 compared to approximately $1.8 million net cash used in operations for the three months ended March 31, 2004. This decrease in cash used was the result of:

•	the collection of increased amounts of accounts receivables due to higher fiscal 2004 year end and first quarter 2005 revenues as compared to the same period in the prior year; and

•	a decrease in other current assets related to year-end accruals and deposits we had with B&T.

These decreases were partially offset by: increased payments against 2004 year-end accrued compensation and increased payments against eduPartner incentive accruals which was due to increased revenues in 2004 as compared to 2003.

Investing activities consist of capitalization of software developed for internal use, purchases of property and equipment, purchases of software and purchases and sales of short-term and long-term investments. Net cash used in investing activities was approximately $3.6 million for the three months ended March 31, 2005 compared to net cash provided by investing activities of approximately $1.7 million for the three months ended March 31, 2004. Total purchases of property, equipment and software, including capitalization of software, was $165,000 during the three months ended March 31, 2005, an increase of approximately $34,000 over the comparable period in 2004 primarily due to infrastructure growth and our initiative to upgrade our internal software system for our website. During the three months ended March 31, 2005, we purchased $6.5 million of long-term investments and sold $3.0 million of short-term investments.

Net cash provided by financing activities was approximately $47,000 for the three months ended March 31, 2005 and approximately $37,000 for the three months ended March 31, 2004. Net cash provided by financing activities during both periods consisted of net proceeds from the exercise of warrants and employee stock options.

The following table provides an overview or our aggregate contractual obligations and the effect these obligations are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

Contractual Obligations	Nine Months Ending December 31, 2005	Thereafter
Operating Lease Obligations	$206	$—
Total	$206	$—

As of the date of this filing, we currently lease approximately 9,000 square feet pursuant to leases that are month-to-month or are scheduled to expire in November and December 2005.

Based upon our current and expected cost structure and recent growth levels within the eduPartners program, we believe that we are positioned to improve upon the financial performance of 2004. However, we intend to increase spending on the development of eduPartners and related infrastructure and we anticipate incurring significant increases in general and administrative expenses in fiscal 2005 as we take the necessary steps to comply with the numerous reporting and control requirements imposed by the Sarbanes-Oxley Act, including Section 404 reporting requirements. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm our results of operations and financial condition. Please see “Forward-Looking Statements.”

We are currently considering and may in the future, pursue acquisitions of complementary businesses. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business strategy. Any future acquisition or investment may result in a dilution to existing shareholders to the extent we issue shares of our common stock as consideration or reduced liquidity and capital resources to the extent we use cash as consideration

We believe that our existing liquidity and expected cash flows from operations will satisfy the capital requirements of our current business for the foreseeable future. We believe that the combination of cash, cash equivalents, short-term and long-term investments and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for at least the next twelve months. See “Forward Looking Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents and short-term investments are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of instruments with high credit quality and relatively short average maturities. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents, short-term and long-term investments held was $18.2 million and $18.9 million at March 31, 2005 and December 31, 2004, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The weighted average yield on interest-bearing investments held as of March 31, 2005 was approximately 3.5% per annum. Based on our investment holdings at March 31, 2005, a 100 basis point decline in the average yield would have reduced our annual interest income by $0.2 million.

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

Date: May 16, 2005

Varsity Group Inc.

By:	/s/ JACK M BENSON
Jack M Benson
Chief Financial Officer