Form 10-Q
period 2005-06-30
VARSITY GROUP INC
filed 2005-08-15
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005, the registrant had 17,042,714 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2005

PART I.

FINANCIAL INFORMATION

Item 1:	Financial Statements

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$3,345	$4,865
Short-term investments	2,000	7,000
Accounts receivable, net of allowance for doubtful accounts of $20 at June 30, 2005 and $15 at December 31, 2004, respectively	846	1,251
Inventory	11,262	2,463
Other	371	1,248

Total current assets	17,824	16,827
Property, plant and equipment, net of depreciation	533	252
Software developed for internal use, net of amortization	1,017	708
Intangible assets, net of amortization	838	—
Goodwill	2,368	—
Deferred income taxes	6,708	5,901
Long term investments	6,454	6,993
Other assets	119	31

Total assets	35,861	30,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,956	$696
Other accrued expenses and other current liabilities	948	1,569
Taxes payable	446	459

Total current liabilities	8,350	2,724
Long-term liabilities:
Other non current liabilities	19	—

Total liabilities	8,369	2,724

Commitments and contingencies
Stockholders’ equity
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issues and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 18,240 and 17,969 shares issued and 17,025 and 16,754 shares outstanding at June 30, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	89,133	88,273
Unrealized loss	(46)	(7)
Accumulated deficit	(59,864)	(58,547)
Treasury stock, $.001 par value, 1,215 shares at June 30, 2005 and December 31, 2004, respectively	(1,733)	(1,733)

Total stockholders’ equity	27,492	27,988

Total liabilities and stockholders’ equity	$35,861	$30,712

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales:
Textbook	$1,100	$1,033	$3,246	$2,692
Uniforms	547	—	547	—
Shipping	80	64	278	232

Total net sales	1,727	1,097	4,071	2,924

Operating expenses:
Cost of textbook	680	633	2,116	1,832
Cost of uniforms	219	—	219	—
Cost of shipping	62	49	223	186
Sales and marketing	1,242	698	2,092	1,250
Product development	96	35	225	60
General and administrative	838	501	1,567	1,025
Amortization expense	12	—	12	—
Non-cash stock compensation	—	9	—	31

Total operating expenses	3,149	1,925	6,454	4,384

Loss from operations	(1,422)	(828)	(2,383)	(1,460)

Other income, net:
Interest income (expense), net	122	54	265	114
Other income (expense), net	(14)	(9)	(6)	(9)

Other income, net	108	45	259	105

Loss before income taxes	(1,314)	(783)	(2,124)	(1,355)
Income tax benefit	499	1,302	807	1,524

Net (loss) income	$(815)	$519	$(1,317)	$169

Net (loss) income per share:
Basic	$(0.05)	$0.03	$(0.08)	$0.01

Diluted	$(0.05)	$0.03	$(0.08)	$0.01

Weighted average shares:
Basic	16,862	16,716	16,816	16,673

Diluted	16,862	17,721	16,816	17,889

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(in thousands)

	Six Month Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net (loss) income	$(1,317)	$169
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	193	53
Bad debt expense	29	—
Deferred income taxes	(807)	(1,524)
Non-cash stock compensation	—	31
Other	—	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	376	230
Inventory	(6,157)	(1,840)
Other current assets	878	(43)
Other non current assets	(64)	—
Accounts payable	4,353	1,324
Other accrued expenses and other current liabilities	(966)	(597)
Taxes payable	(13)	(32)

Net cash used in operating activities	(3,495)	(2,240)

Cash Flows from Investing Activities:
Payments for Acquisition	(3,078)	—
Purchases of property, equipment and capitalization of software developed for internal use	(612)	(595)
Sales of short-term investments	7,000	13,500
(Purchases) of long-term investments	(1,500)	(9,989)

Net cash provided by investing activities	1,810	2,916

Cash Flows from Financing Activities:
Payments of capital lease obligations	(1)	—
Proceeds from exercise of warrants and stock options	166	116

Net cash provided by financing activities	165	116

Net (decrease) increase in cash and cash equivalents	(1,520)	792
Cash and cash equivalents at the beginning of period	4,865	904

Cash and cash equivalents at the end of period	$3,345	$1,696

See accompanying notes to consolidated financial statements

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Operations

Varsity Group Inc. (the “Company”) is an Internet-based retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets nationwide and most recently, through its wholly owned subsidiary, Campus Outfitters, a retailer of private elementary, middle and high school uniforms with physical retail locations in Indiana, Maryland, Michigan, North Carolina, New York, Ohio, Texas and Virginia.

Varsity Group Inc. was incorporated on December 16, 1997 and launched its website, www.varsitybooks.com, in August 1998, at which time the Company began generating revenues. The Company drives online textbooks sales through exclusive contractual relationships it forges with private middle and high schools, small colleges, distance, and continuing education institutions within its eduPartners program. Schools participating in the eduPartners program have partnered directly with the Company to outsource their traditional brick and mortar bookstore operations and sell textbooks and learning materials directly to parents and students via the VarsityBooks.com website.

On May 26, 2005, the Company acquired substantially all of the assets of privately held Campus Outfitters, L.L.C. (“Campus Outfitters,”) a retailer of private elementary, middle and high school uniforms based in College Park, Maryland, with additional retail locations in Rockville, MD; Fairfax, VA; Raleigh, NC; Buffalo, NY; Southfield, MI; Richardson, TX; Cincinnati, OH; and Indianapolis, IN. Similar to the eduPartners model, Campus Outfitters forges exclusive relationships with schools to provide school logo embroidered uniforms to students and families directly via both physical retail locations and online via its website at www.campusoutfitters.com.

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

	Three Month Ended June 30,		Six Month Ended June 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(815)	$519	$(1,317)	$169
Add: SFAS No. 123 stock-based compensation expense	(610)	(363)	(1,367)	(603)
Less: APB No. 25 stock-based compensation expense	—	9	—	31

Pro forma net (loss) income	$(1,425)	$165	$(2,684)	$(403)

Net (loss) income per share as reported
Basic	$(0.05)	$0.03	$(0.08)	$0.01
Diluted	$(0.05)	$0.03	$(0.08)	$0.01
Pro forma net (loss) income per share
Basic	$(0.08)	$0.01	$(0.16)	$(0.02)
Diluted	$(0.08)	$0.01	$(0.16)	$(0.02)

The weighted-average fair value of options granted during the three and six months ended June 30, 2005 was approximately, $2.37 and $2.39, respectively, compared to $2.83 and $2.70 for the three and six months ended June 30, 2004, respectively, based on the Black-Scholes option-pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions used for grants during the three and six months ended:

•	2005: dividend yield 0.0%; expected volatility 50.0%; risk-free interest rate 3.60%; expected term 2 to 6 years;

•	2004: dividend yield 0.0%; expected volatility 90.0%; risk-free interest rate 3.60%; expected term 2 to 6 years.

Note 4: Net (Loss) Income Per Share

Basic (loss) income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method. The effect of options and warrants for the three and six months ended June 30, 2005, were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(815)	$519	$(1,317)	$169
Denominator:
Denominator for basic income (loss) per share	16,862	16,716	16,816	16,673
Weighted average shares outstanding
Employee stock options and other	—	1,005	—	1,216

Denominator for diluted income (loss) per share
Adjusted weighted average shares, assuming exercise of common equivalent shares	16,862	17,721	16,816	17,889
Net income (loss) per share
Basic	$(0.05)	$0.03	$(0.08)	$0.01
Diluted	$(0.05)	$0.03	$(0.08)	$0.01

Note 5: Other Comprehensive Loss

Other comprehensive loss relates to unrealized losses on investments short-term and long-term investments. The following table sets forth the comprehensive loss for the six months ended June 30, 2005 and 2004 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(815)	$519	$(1,317)	$169
Other comprehensive loss	—	—	—	—
Unrealized gain (loss) on investments	66	—	(39)	—

Total comprehensive loss	$(749)	$519	$(1,356)	$169

Note 6: Intangible Assets and Goodwill

Intangible assets as of June 30, 2005, based on the preliminary purchase price allocation of the May 2005 acquisition were as follows (in thousands):

	Life	Gross Assets	Accumulated Amortization	Net Assets
June 30, 2005
Trademark	7 yrs	$300	$4	$296
Customer relationships	7 yrs	450	5	445
Non-compete agreement	3 yrs	100	3	97

Total		$850	$12	$838

The changes in the amount of carrying value of goodwill in the six months ended June 30, 2005 were as follows

(amounts in thousands):

Net Assets
Balance as of December 31, 2004	$—
Campus Outfitter acquisition	2,368

Balance as of June 30, 2005	$2,368

Amortization expense related to the Campus Outfitters intangible assets was $12 for the three and six months ended June 30, 2005. Estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2005 is as follows: (amounts in thousands):

	Six Months Ending Dec. 31, 2005	2006	2007	2008	2009	Thereafter	Total
Amortization Expense	$70	$140	$140	$121	$107	$259	$838

Note 7: Acquisitions

On May 26, 2005, the Company acquired substantially all of the assets of privately held Campus Outfitters, LLC, for cash of approximately $3.1 million and 123,967 shares of common stock valued at approximately $0.7 million, for an aggregate purchase price was approximately $3.8 million, plus the assumption of certain liabilities. Campus Outfitters is based in College Park, MD, with additional retail locations in Rockville, MD; Fairfax, VA; Raleigh, NC; Buffalo, NY; Southfield, MI; Richardson, TX; Cincinnati, OH; and Indianapolis, IN and is a leading provider of uniform needs for private schools. The Campus Outfitters acquisition adds another attractive, profitable product line targeting the private elementary, middle and high school marketplace which constitutes the vast majority of the Company’s eduPartner accounts today.

The results of operations for Campus Outfitters have been included in the Company’s operations since the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, which are subject to change as additional information is obtained. The allocation of the purchase price is subject to final determination based upon estimates and other evaluations of fair market value, identification and valuation of intangible assets.

Note 8: Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A deferred tax benefit is recorded during interim periods when we have an expectation of earnings for the annual period. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, management concluded in its fourth quarter of fiscal 2003 and again in its second and third quarters of 2004 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized.

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

Note 9: Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. The Company’s inventory balance as of June 30, 2005 and December 31, 2004 consists of (in thousands):

Inventory	June 30, 2005	December 31, 2004
New textbooks	$5,292	$1,324
Used textbooks	2,752	621
On-campus textbooks	371	518
Apparel – Campus Outfitters	2,847	—

	$11,262	$2,463

The components of inventory are as follows:

•	New textbooks consist of new textbooks held at Baker & Taylor (“B&T”), our fulfillment partner, acquired in anticipation of the 2005 back to school selling season. These textbooks represent titles that B&T will be unable to return for publisher credit after the fall back to school season. New textbooks also includes inventory held at Campus Outfitters retail locations and new textbooks held at other locations;

•	Used textbooks consist of used textbooks held at B&T, Campus Outfitters retail locations, or other locations;

•	On-campus textbooks consist mainly of new and used textbooks located at the Company’s two on-campus bookstore facilities; and

•	Apparel – Campus Outfitters consist of school uniforms held at our Campus Outfitters retail locations.

Under the Company’s agreement with B&T in which B&T provides the Company’s order fulfillment and drop shipment services, B&T generally assumes ownership of new textbooks that they are able to return to publishers for credit, which historically is about 90% of all new textbook inventories. B&T does not assume ownership of the used products it processes for the Company and per the agreement with B&T, the Company purchases from B&T the cost of generally all new textbooks that B&T cannot return for publisher credit after the fall back to school season. This inventory has typically been held by B&T for fulfillment in subsequent periods. The Company writes down its inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

Note 10: Related Party Transaction.

Connected with the acquisition of Campus Outfitters, the Company assumed eleven leases to Campus Outfitter retail stores, including the lease to the Campus Outfitters 16,800 square foot corporate headquarters building in College Park, MD. Campus Outfitters headquarters building is owned by 5112 Berwyn LLC, a Maryland limited liability company whose controlling shareholders are Adam Hanin, the founder of Campus Outfitters and current Executive Vice President of Sales for Varsity Group, and Elliott Hanin, who was employed by Campus Outfitters prior to the acquisition and is a current employee of Varsity Group. Under terms of the lease, the Company is obligated to pay 5112 Berwyn LLC $18,000 a month through May 2015. This lease obligation is included under “contractual obligations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 11: Subsequent Events.

On July 27, 2005, the Company announced that it signed an amendment to its current agreement with its fulfillment partner, B&T, extending the agreement to June 30, 2008. The agreement was originally scheduled to expire on June 30, 2006. Baker & Taylor, a leading distributor of books, videos and music products, has provided the Company’s order fulfillment and drop shipment services since its inception.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. These statements relate to future events or our future financial performance and are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “intend,” “seek,” “expect,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and other reports and filings made with the Securities and Exchange Commission.

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

Overview

We are a leading online retailer of textbooks and educational materials targeting the private middle and high school, college, distance, and continuing education markets nationwide and most recently, through our wholly owned subsidiary Campus Outfitters, a retailer of private elementary, middle and high school uniforms with physical retail locations in Indiana, Maryland, Michigan, North Carolina, New York, Ohio, Texas and Virginia. Through eduPartners, our program serving schools and organizations directly, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience and value to their students by outsourcing to us the sale of textbooks and other learning materials.

Varsity Group Inc. was incorporated on December 16, 1997 and launched its website, www.varsitybooks.com, in August 1998, at which time the Company began generating revenues. The Company drives online textbooks sales through exclusive contractual relationships it forges with private middle and high schools, small colleges, distance, and continuing education institutions within its eduPartners program. Schools participating in the eduPartners program have partnered directly with the Company to outsource their traditional brick and mortar bookstore operations and sell textbooks and learning materials directly to parents and students via the VarsityBooks.com website.

On May 26, 2005, the Company acquired substantially all of the assets of privately held Campus Outfitters, a leading retailer of private elementary, middle and high school uniforms based in College Park, Maryland, with additional retail locations in Rockville, MD; Fairfax, VA; Raleigh, NC; Buffalo, NY; Southfield, MI; Richardson, TX; Cincinnati, OH; and Indianapolis, IN. Similar to the eduPartners model, Campus Outfitters forges exclusive relationships with schools to provide school logo embroidered uniforms to students and families directly via both physical retail locations and online via its website at www.campusoutfitters.com.

The Campus Outfitters acquisition adds another attractive, profitable product line targeting the private elementary, middle and high school marketplace which constitutes the vast majority of our eduPartner accounts today. The Campus model shares many characteristics with our successful eduPartners platform in the private secondary school market:

•	similar sales process;

•	the product is a required purchase for the students; and

•	the business is built upon exclusive relationships with schools.

While the gross product margin on uniform sales are typically higher than those associated with new textbook sales, the higher margin contribution is somewhat offset by the higher operating costs associated with building and maintaining a brick and mortar retail network.

Our ability to sustain or grow annual operating profitability depends on our ability to maintain and grow net revenues while containing expenses. We base our current and future expense levels on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have limited experience forecasting our revenues. Therefore we believe that period-to-period comparisons of our financial results might not necessarily be meaningful and you should not rely on them as an indication of future performance.

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

Revenue Recognition

We recognize revenue from textbook and uniform sales, including sales under our eduPartners program, net of any discounts and coupons, when the textbooks and uniforms are received by our customers. For online sales of new textbooks, we take title to the textbooks sold upon transfer to the shipper and assume the risks and rewards of ownership including the risk of loss for collection. We take title to used textbooks and inventory held at our two on-campus stores at the time of purchase from the publisher, supplier or buyback customer and place them in inventory as available for sale. We do not function as an agent or broker for our supplier. Outbound shipping charges are included in net sales. We provide allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. To date, our revenues have consisted primarily of sales of textbooks, however, with our acquisition of Campus Outfitters in May 2005 we expect this to change.

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A deferred tax benefit is recorded during interim periods when we have an expectation of earnings for the annual period. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the current amount of a valuation allowance, management periodically reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal 2002, 2003 and 2004, estimates of future profitability and the overall prospects of our business, we have concluded that it is more likely than not that the recorded portion of the deferred tax benefits will be realized. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released.

Stock-Based Compensation Plans

We account for our stock-based compensation plans in accordance with Accounting Principles Board (“ABP”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting. We estimate that if we used the fair value method outlined by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” our reported amounts of net income would have been reduced by approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2005, respectively, and by approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2004, respectively. Our reported amounts of net income per share would have been reduced by approximately $0.02 and $0.03 for the three and six months ended June 30, 2005, respectively, and by approximately $0.03 for the six months ended June 30, 2004 (see Note 3.)

Valuation of Inventories

Inventories, consisting of textbooks and uniforms available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. Our inventory balance as of June 30, 2005 consists mainly of used textbooks that we purchased during our first and second quarters of fiscal 2005, new and used textbooks located at our two on-campus bookstores and nine Campus Outfitters retail locations, new textbooks that we are able to procure at better terms than B&T and apparel related with the acquisition of Campus Outfitters in May 2005. Historically, approximately 90% of the unsold new textbook inventory held by B&T in support of our eduPartners program has been returned for full credit with publishers, which substantially reduces our risk of inventory obsolescence. We take title to the remaining unsold inventory and write down this balance, as well as any remaining used book inventory, for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

In connection with our acquisition of Campus Outfitters, we acquired approximately $2.6 million in apparel inventory. In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), we valued the acquired inventory based on estimated selling prices less the sum of a reasonable profit allowance for our selling effort and costs of disposal.

Valuation and Impairment Review of Long-Lived Assets

We accounted for our purchase of Campus Outfitters in accordance SFAS 141 and accounted for the related acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 141, we allocated the cost of Campus Outfitters to the identifiable tangible and intangible assets and liabilities assumed, with the remaining amount being classified as goodwill. As required by SFAS 142, in lieu of amortizing goodwill, we will test goodwill for impairment periodically and record any necessary impairment in accordance with SFAS 142.

We have made preliminary estimates of the fair value of the acquired identifiable intangible assets based on our expectations of cash flows from those assets discounted for the risk commensurate with the acquisition. We plan to have an independent valuation of the Campus Outfitters acquisition in our third or fourth quarter of fiscal 2005. Accordingly, our current estimates may change.

We assess the impairment of long-lived assets, including software developed for internal use, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In addition, at each reporting date, we compare the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off. In accordance with SFAS 144, we recorded a write-off of approximately $15,000 during the three months ended June 30, 2005 related to the discontinued use of our buyback program software, which has been replaced with another tool.

Evaluating long-lived assets for impairment involves judgments as to when an asset may potentially be impaired. We consider there to be a risk of impairment if there is a significant decrease in the market value of an asset or if there is a significant change in the extent or intended use of an asset.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three and six months ended June 30, 2005 and June 30, 2004, expressed as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales:
Textbooks	63.7%	94.2%	79.8%	92.1%
Uniforms	31.7%	—	13.4%	—
Shipping	4.6%	5.8%	6.8%	7.9%

Total net sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Cost of textbooks	39.4%	57.7%	52.0%	62.6%
Cost of uniforms	12.7%	—	5.4%	—
Cost of shipping	3.6%	4.4%	5.5%	6.4%
Sales and marketing	71.9%	63.6%	51.4%	42.8%
Product development	5.6%	3.2%	5.5%	2.0%
General and administrative	48.5%	45.7%	38.5%	35.0%
Amortization expense	0.7%	—	0.3%	—
Non-cash stock compensation	—	0.8%	—	1.1%

Total operating expenses	182.3%	175.4%	158.5%	149.9%

Loss from operations	(82.3)%	(75.4)%	(58.5)%	(49.9)%
Other income, net	6.2%	4.2%	6.4%	3.6%

Loss before income taxes	(76.1)%	(71.2)%	(52.2)%	(46.3)%
Income tax benefit	28.9%	118.7%	19.8%	52.1%

Net (loss) income	(47.2)%	47.5%	(32.3)%	5.8%

Seasonality:

We experience significant seasonality in our results of operations. Consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, since the year ended December 31, 2000, our peak selling period is the July/August/September back-to-school season. During fiscal 2004 and 2003, approximately 85% of our revenues were recognized in this period. We expect this trend to continue as we expand our eduPartners program in the private middle and high school market. While many private middle and high school institutions have an active book buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to extend eduPartners more deeply into the college and distance learning markets. This would result in more balanced selling seasons between fall and winter. However, based upon our current eduPartners school mix, we will continue to experience significant fluctuations in quarterly operating results. Historically, Campus Outfitters has experienced similar seasonality in its results of operations prior to our acquisition on May 26, 2005. Consistent with its current concentration of private elementary, middle and high schools, Campus Outfitters peak selling season has been July/August/September back-to-school season. Please see “Forward-Looking Statements.”

Net Sales:

Net sales increased 57.4%, or $0.6 million, to $1.7 million, and increased 39.2%, or $1.1 million, to $4.1 million for the three and six-month periods ended June 30, 2005, respectively, compared to the same periods in 2004. The acquisition of Campus Outfitters in May 2005 contributed to approximately $0.5 million of this increase for the three and six month periods in 2005. The remainder of the increase was attributable to the growth of our eduPartners program.

Operating Expenses:

Cost of Textbooks. Cost of textbooks consists of the cost of textbooks and related products sold to customers. Cost of textbooks increased 7.5%, or approximately $48,000, to approximately $0.7 million, and increased 15.6%, or approximately $0.3 million, to approximately $2.1 million, for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of textbooks was 61.8% and 61.3%, for the three months ended June 30, 2005 and 2004, respectively, and 65.2% and 68.0% for the six months ended June 30, 2005 and 2004, respectively. Cost of textbooks varies with textbook revenue and we expect these costs to increase in absolute dollars as our customer base and number of eduPartners served expands. Please see “Forward-Looking Statements.”

Cost of Uniforms. Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms was approximately $0.2 million for the three and six months ended June 30, 2005, respectively. This cost was attributable to acquisition of Campus Outfitters in May 2005. Expressed as a percentage of related revenue, cost of uniforms was 40.0% for the three and six months ended June 30, 2005, respectively. Cost of uniforms varies with uniform revenue and we expect these costs to increase in absolute dollars as our customer base expands. Please see “Forward-Looking Statements.”

Cost of Shipping. Cost of shipping consists of outbound shipping to our customers. Cost of shipping increased 25.3%, or approximately $13,000, to approximately $62,000, and increased 19.9%, or approximately $37,000, to approximately $0.2 million, for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of shipping was 77.9% and 76.7% for the three months ended June 30, 2005 and 2004, respectively, and 80.3% and 80.2% for the six months ended June 30, 2005 and 2004, respectively.

Sales and Marketing. Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our eduPartners schools, expenses associated with our Campus Outfitters retail locations and road shows, seasonal overhead associated with performing inventory purchases at eduPartner schools, and payroll and related expenses for personnel engaged in sales and marketing, account management, eduPartners operations and Campus Outfitters operations. Sales and marketing expense increased 77.9%, or approximately $0.5 million, to approximately $1.2 million and increased 67.3%, or approximately $0.8 million, to approximately $2.1 million, for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. Approximately $0.2 million of this increase in the three and six month periods ended June 30, 2005 as compared to the prior year periods was attributable to the acquisition of Campus Outfitters in May 2005. The remainder of the increases for the three and six month periods were attributable to an increase of approximately $0.2 million in the uncapitalizable seasonal costs associated with performing used book buyback purchases at more of our eduPartner schools during our second quarter of fiscal 2005 compared to 2004 and increases in payroll and related expenses and other costs resulting from an increase in the number of sales and marketing employees compared to the prior year period.

We expect certain aspects of sales and marketing expense, including credit card expenses, certain expenses associated with contracting with our eduPartners and Campus Outfitters, schools, and sales expenses associated with our agreement with B&T, will continue to increase at levels consistent with revenue growth. We anticipate that staffing and related expenses will continue to increase in absolute dollars as we expand operations to support expected short and longer-term revenue growth. Please see “Forward-Looking Statements.”

Product Development — Product development expense includes payroll and related expenses for our development and systems personnel, costs associated with the upgrade and maintenance of our website and outside consultant expense, and are reported net of costs capitalized for software developed for internal use. The following table sets forth product development costs for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross product development cost	$383	$411	$625	$540
Percent of total revenue	22.1%	37.5%	15.3%	18.5%
Less: Software developed for internal use	287	376	400	480
Percent of total revenue	16.6%	34.3%	9.82%	16.4%

Product development costs, as reported	$96	$35	$225	$60
Percentage of total revenue	5.6%	3.2%	5.5%	2.1%

Product development costs, as reported, increased 175.6%, or approximately $61,000, and increased 276.8%, or approximately $0.2 million, for the three and six months ended June 30, 2005, respectively, from the prior year periods. The increase compared to the prior year period was due to an increase in maintenance costs associated with the costs we capitalized for software developed for internal use in fiscal 2004 and our first two quarters of fiscal 2005. We are currently upgrading our website, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the large increase in the volume of traffic we have recently experienced on our website.

We are capitalizing certain of these costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We began to amortize the capitalized costs on our balance sheet as of June 30, 2004 on a straight-line basis over a period of five years beginning in our third quarter of fiscal 2004 when the website was placed into service, and we will continue to capitalize the costs of new functionality related to the website upgrade during fiscal 2005 in accordance with SOP 98-1. We expect amortization of software developed for internal use to increase beginning in our third quarter of 2005 as enhancements made during our first two fiscal quarters of 2005 were placed into service on July 1, 2005. We expect system upgrade efforts to continue in our remaining quarters of fiscal 2005 and, therefore, expect capitalization and maintenance costs associated with this effort to increase. Please see “Forward-Looking Statements.”

We assess the impairment of long-lived assets, including software developed for internal use, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. In accordance with SFAS 144, we recorded a write-off of approximately $15,000 during the three months ended June 30, 2005 related to the discontinued use of our buyback program software, which has been replaced with another tool.

General and Administrative — General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased 67.4%, or approximately $0.3 million, to approximately $0.8 million and increased 53.0%, or approximately $0.5 million, to approximately $1.6 million, during the three and six months ended June 30, 2005, respectively compared to the prior year periods. Approximately $0.1 million of this increase was attributable to the acquisition of Campus Outfitters in May 2005; the remainder of the increase was due to an increase in personnel and infrastructure expenditures needed to support the growth of our business.

At June 30, 2005, we reassessed our filing status to determine whether or not we were eligible for a one-year extension to comply with Section 404 of the Sarbanes Oxley Act. Since the aggregate market value of our non-affiliated common stock was less than $75 million on this date, we qualified for an additional one-year extension to comply. However, we do anticipate increases in internal overhead costs as we take the necessary steps to comply with the numerous reporting and control requirements imposed by Section 404. Please see “Forward-Looking Statements.”

Non-Cash Stock Compensation — Non-cash compensation expense consists of expenses related to previous grants of employee options based on the intrinsic value of the stock option and was fully amortized as of September 30, 2004. Non-cash compensation was approximately $9,000 and $31,000 for the three and six months ended June 30, 2004, respectively.

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments. Other income was $108,000 and $259,000 for the three and six months ended June 30, 2005, respectively, compared to $46,000 and $105,000 for the three and six months ended June 30, 2004, respectively. The increase was due to higher average cash invested in long-term investments and higher average interest rates during the three and six months ended June 30, 2005 as compared to the prior year period

Income Taxes

Income tax benefit for the three and six months ended June 30, 2005 was approximately $0.5 million and $0.8 million, respectively. We record a deferred tax benefit during the interim periods based on our expectations of income for the annual period. We account for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. During fiscal 2004, management reassessed the potential realization of its remaining valuation allowance based on its financial projections, estimates of future profitability and the overall prospects of the Company’s business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Consequently, we released $1.0 million of the valuation allowance in the three and six months ended June 30, 2004. During the first two quarters of fiscal 2005, management has not made any adjustments to its previous estimates of recoverability for the remaining deferred tax assets.

We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets and expect our next review to be at the end of our quarter ending September 30, 2005. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Please see “Forward-Looking Statements.”

Liquidity and Capital Resources

As of June 30, 2005, we had $5.3 million of cash, cash equivalents and short-term investments and net working capital of $9.5 million, compared to approximately $11.9 million of cash, cash equivalents and short-term investments and net working capital of $14.1 million at December 31, 2004. As of June 30, 2005, our principal commitments consisted of obligations outstanding under capital and operating leases, accounts payable and accrued liabilities. The decrease in cash, cash equivalents and short-term investments during 2005 was primarily attributable to cash payments to acquire used textbooks during our fiscal 2005 buyback campaign and cash payments for the Campus Outfitters acquisition and related liabilities. During 2004 and in the six months ended June 30, 2005, we began an initiative to upgrade our internally developed system for our website. In the remainder of 2005, we expect to experience additional expenditures related to the website upgrade. We also may experience additional increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was approximately $3.5 million for the six months ended June 30, 2005 compared to approximately $2.2 million net cash used in operations for the six months ended June 30, 2004. This increase was primarily the result of an increase in inventory associated with our used book buyback purchases at our eduPartner schools and purchases of new textbooks in anticipation of our fall back to school season during the three months ended June 30, 2005 and wholesale purchases of used textbooks during the six months ended June 30, 2005. The increase in cash used by operating activities were partially offset by an increase in accounts payable in the six months ended June 30, 2005 compared to the prior year period.

Net cash used in investing activities was approximately $1.8 million for the six months ended June 30, 2005 compared to net cash used in investing activities of approximately $2.9 million for the six months ended June 30, 2004. Investing activities consist acquisitions of businesses, capitalization of software developed for internal use, purchases of property, plant and equipment, purchases of software, and purchases and sales of short-term and long-term investments. During the six months ended June 30, 2005, we used approximately $3.1 million cash for the acquisition of Campus Outfitters and had total purchases of property, equipment and software, including capitalization of software, of approximately $0.6 million during the six months ended June 30, 2005, primarily due to our initiative to upgrade our internal software system for our website. During the six months ended June 30, 2005, we sold approximately $7.0 million of short-term investments and purchased approximately $1.5 million of long-term investments compared to sales of $13.5 million of short-term investments and purchases of $10.0 million of long-term investments in the prior year period.

Net cash provided by financing activities was approximately $0.2 million for the six months ended June 30, 2005 and approximately $0.1 million for the six months ended June 30, 2004. Net cash provided by financing activities during both periods consisted of net proceeds from the exercise of warrants and employee stock options.

Lease Arrangements.

With our acquisition of Campus Outfitters in May 2005, we assumed capital and operating leases for certain equipment and vehicles used in the normal course of business and lease obligations for eleven retail stores. Operating lease arrangements are sometimes referred to as a form of off-balance sheet financing. We do not use off-balance sheet arrangements with unconsolidated entities; accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. We do have an off-balance sheet arrangement with a related party for our College Park, MD retail and warehouse lease. (See footnote 10.)

The following table provides an overview or our aggregate contractual obligations and the effect these obligations are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

Contractual Obligations	Six Months Ending Dec. 31, 2005	2006	2007	2008	2009	Thereafter	Total
Capital Lease Obligations	$6	$9	$9	$1	$—	$—	$25
Operating Lease Obligations	$457	$586	$471	$353	$312	$1,153	$3,332

Total	$463	$595	$480	$354	$312	$1,153	$3,357

As of the date of this filing, we currently lease approximately 60,000 square feet pursuant to thirteen leases that are month-to-month or are scheduled to expire between September 2005 and May 2015.

Based upon our current and expected cost structure and recent growth levels within the eduPartners program and our acquisition of Campus Outfitters, we believe that we are positioned to improve upon the financial performance of 2004. However, we intend to increase spending on the development of eduPartners and related infrastructure and we anticipate incurring increases in general and administrative expenses in fiscal 2005 and fiscal 2006 as we take the necessary steps to comply with the numerous reporting and control requirements imposed by the Sarbanes-Oxley Act, including Section 404. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm our results of operations and financial condition. Please see “Forward-Looking Statements.”

We are currently considering and may in the future, pursue additional acquisitions of complementary businesses. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business strategy. Any future acquisition or investment may result in a dilution to existing shareholders to the extent we issue shares of our common stock as consideration or reduced liquidity and capital resources to the extent we use cash as consideration

We believe that our existing liquidity and expected cash flows from operations will satisfy the capital requirements of our current business for the foreseeable future. We believe that the combination of cash, cash equivalents, short-term and long-term investments and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for at least the next twelve months. See “Forward Looking Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents and long-term investments are subject to interest rate risk. We manage this risk by maintaining a diversified investment portfolio of instruments with high credit quality and varying maturity dates. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents and long-term investments held was $11.8 million and $18.9 million at June 30, 2005 and December 31, 2004, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The weighted average yield on interest-bearing investments held as of June 30, 2005 was approximately 3.5 % per annum. Based on our investment holdings at June 30, 2005, a 100 basis point decline in the average yield would have reduced our annual interest income by $0.1 million.

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

PART II.

OTHER INFORMATION

Item 1:	Legal Proceedings

Not Applicable

Item 2:	Changes in Securities

Not Applicable

Item 3:	Defaults Upon Senior Securities

Not Applicable

Item 4:	Submission of Matters to a Vote of Security Holders

On June 24, 2005, we held our 2004 Annual Meeting of Stockholders. At the meeting, our stockholders voted on the following:

•	The election of one director, Eric Kuhn (with 13,401,220 affirmative votes, 0 votes against and 193,493 votes withheld), with terms expiring in 2008; and

•	The approval of the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending 2005 (with 13,580,643 affirmative votes, 3,100 votes against and 10,970 votes abstaining).

Item 5:	Other Information

Not Applicable

Item 6:	Exhibits and Reports on Form 8-K

A)	Exhibits

10.2	2004/2005 Fulfillment Letter Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of February 17, 2004.

10.3	Amended and Restated 2004/2005 Fulfillment Letter Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of July 15, 2005.

10.4	2007/2008 Fulfillment Letter Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of July 15, 2005.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005

Varsity Group Inc.

By:	/s/ JACK M BENSON
Jack M Benson
Chief Financial Officer