Form 10-Q
period 2005-09-30
VARSITY GROUP INC
filed 2005-11-14
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

As of November 6, 2005, the registrant had 17,090,128 shares of common stock outstanding.

VARSITY GROUP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2005

PART I.

FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$2,573	$4,865
Short-term investments	3,979	7,000
Accounts receivable, net of allowance for doubtful accounts of $143 at September 30, 2005 and $15 at December 31, 2004, respectively	8,213	1,251
Inventory	9,385	2,463
Other	519	1,248

Total current assets	24,669	16,827

Property, plant and equipment, net of depreciation	550	252
Software developed for internal use, net of amortization	1,140	708
Intangible assets, net of amortization	803	—
Goodwill	2,392	—
Deferred income taxes	14,035	5,901
Long term investments	6,427	6,993
Other assets	76	31

Total assets	50,092	30,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,055	$696
Other accrued expenses and other current liabilities	3,290	1,569
Taxes payable	964	459

Total current liabilities	8,309	2,724
Long-term liabilities:
Other non current liabilities	27	—

Total liabilities	8,336	2,724

Commitments and contingencies
Stockholders’ equity
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 18,274 and 17,969 shares issued and 17,059 and 16,754 shares outstanding at September 30, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	89,273	88,273
Unrealized loss	(94)	(7)
Accumulated deficit	(45,692)	(58,547)
Treasury stock, $.001 par value, 1,215 shares at September 30, 2005 and December 31, 2004, respectively	(1,733)	(1,733)

Total stockholders’ equity	41,756	27,988

Total liabilities and stockholders’ equity	$50,092	$30,712

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Textbooks	$35,584	$29,275	$38,831	$31,967
Uniforms	4,274	—	4,821	—
Shipping	3,179	2,797	3,457	3,029

Total net sales	43,037	32,072	47,109	34,996

Operating expenses:
Cost of textbooks	24,672	19,599	26,789	21,431
Cost of uniforms	1,868	—	2,087	—
Cost of shipping	2,397	2,108	2,620	2,294
Sales and marketing	5,619	3,744	7,711	4,994
Product development	146	98	370	158
General and administrative	1,543	1,153	3,111	2,178
Amortization expense	35	—	47	—
Non-cash stock compensation	—	9	—	40

Total operating expenses	36,280	26,711	42,735	31,095

Income from operations	6,757	5,361	4,374	3,901

Other income, net:
Interest income, net	84	98	348	212
Other income (expense), net	20	4	14	(5)

Other income, net	104	102	362	207

Income before income taxes	6,861	5,463	4,736	4,108

Income tax benefit	7,311	1,882	8,119	3,406

Net income	14,172	7,345	$12,855	$7,514

Net income per share:
Basic	$0.84	$0.44	$0.75	$0.45

Diluted	$0.80	$0.41	$0.71	$0.43

Weighted average shares:
Basic	16,895	16,760	17,050	16,703

Diluted	17,808	17,894	18,175	17,652

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(in thousands)

	Nine Month Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$12,855	$7,514
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	358	109
Bad debt expense	169	150
Deferred income tax provision	(8,134)	(3,406)
Non-cash stock compensation	—	40
Other	—	16
Changes in operating assets and liabilities:
Accounts receivable, net	(7,131)	(5,175)
Inventory	(4,280)	(2,021)
Other current assets	730	(113)
Other non current assets	(19)	—
Accounts payable	1,434	592
Other accrued expenses and other current liabilities	1,380	639
Taxes payable	505	684

Net cash used in operating activities	(2,133)	(971)

Cash Flows from Investing Activities:
Payments for acquisition	(3,083)	—
Purchases of property, equipment and capitalization of software developed for internal use	(874)	(865)
Sales of short-term investments	3,000	12,000
Sales (purchases) of long-term investments	500	(6,016)

Net cash (used in) provided by investing activities	(457)	5,119

Cash Flows from Financing Activities:
Payments for capital lease obligations	(6)	—
Proceeds from exercise of warrants and stock options	304	123

Net cash provided by financing activities	298	123

Net (decrease) increase in cash and cash equivalents	(2,292)	4,271
Cash and cash equivalents at the beginning of period	4,865	904

Cash and cash equivalents at the end of period	$2,573	$5,175

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

Varsity Group Inc. was incorporated on December 16, 1997 and launched its website, www.varsitybooks.com, in August 1998, at which time the Company began generating revenues. The Company sells textbooks online textbooks sales through exclusive contractual relationships it forges with private middle and high schools, small colleges, distance, and continuing education institutions within its eduPartners program. Schools participating in the eduPartners program have partnered directly with the Company to outsource their traditional brick and mortar bookstore operations and sell textbooks and learning materials directly to parents and students via the VarsityBooks.com website.

On May 26, 2005, the Company acquired substantially all of the assets of privately held Campus Outfitters, L.L.C. (“Campus Outfitters,”) a leading retailer of private elementary, middle and high school uniforms based in College Park, Maryland, with additional retail locations in Rockville, MD; Fairfax, VA; Raleigh, NC; Buffalo, NY; Southfield, MI; Richardson, TX; Cincinnati, OH; and Indianapolis, IN. Similar to the eduPartners model, Campus Outfitters forges exclusive relationships with schools to provide school logo embroidered uniforms to students and families directly via both physical retail locations and online via its website at www.campusoutfitters.com.

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

Note 3: Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its stock-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net income and income per basic and diluted share amounts would have been as follows, in thousands:

	Three Month Ended September 30,		Nine Month Ended September 30,
	2005	2004	2005	2004
Net income as reported	$14,172	$7,345	$12,855	$7,514
SFAS No. 123 stock-based compensation expense	(1,344)	(633)	(2,710)	(1,237)
APB No. 25 stock-based compensation expense	—	9	—	40

Pro forma net income	$12,828	$6,721	$10,145	$6,317

Net income per share as reported
Basic	$0.84	$0.44	$0.75	$0.45
Diluted	$0.80	$0.41	$0.71	$0.43
Pro forma net income per share
Basic	$0.76	$0.40	$0.60	$0.38
Diluted	$0.72	$0.38	$0.56	$0.36

The weighted-average fair value of options granted during the three and nine months ended September 30, 2005 was approximately, $2.37 and $2.10, respectively, compared to $3.38 and $2.97 for the three and nine months ended September 30, 2004, respectively, based on the Black-Scholes option-pricing model. The fair value of each option is estimated on the date of grant.

Note 4: Net Income Per Share

Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$14,172	$7,345	$12,855	$7,514
Denominator:
Denominator for basic income per share	16,895	16,760	17,050	16,703
Weighted average shares outstanding
Employee stock options and other	913	1,134	1,125	949

Denominator for diluted income per share
Adjusted weighted average shares, assuming exercise of common equivalent shares	17,808	17,894	18,175	17,652
Net income per share
Basic	$0.84	$0.44	$0.75	$0.45
Diluted	$0.80	$0.41	$0.71	$0.43

Note 5: Other Comprehensive Loss

Other comprehensive loss relates to unrealized losses on investments short-term and long-term investments. The following table sets forth the comprehensive loss for the nine months ended September 30, 2005 and 2004 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$14,172	$7,345	$12,855	$7,514
Other comprehensive loss
Unrealized loss on investments	(48)	—	(87)	—

Total comprehensive income	$14,124	$7,345	$12,768	$7,514

Note 6: Intangible Assets and Goodwill

Intangible assets as of September 30, 2005, based on the preliminary purchase price allocation of the May 2005 acquisition were as follows (in thousands):

	Life	Gross Assets	Accumulated Amortization	Net Assets
September 30, 2005
Trademark	7 yrs	$300	$14	$286
Customer relationships	7 yrs	450	22	428
Non-compete agreement	3 yrs	100	11	89

Total		$850	$47	$803

The changes in the amount of carrying value of goodwill in the nine months ended September 30, 2005 were as follows (amounts in thousands):

Net Assets
Balance as of December 31, 2004	$—
Campus Outfitters acquisition	2,392

Balance as of September 30, 2005	$2,392

Amortization expense related to the Campus Outfitters intangible assets was $ 35,000 and 47,000 for the three and nine months ended September 30, 2005, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2005 is as follows: (amounts in thousands):

	Three Months Ending Dec. 31, 2005	2006	2007	2008	2009	Thereafter	Total
Amortization Expense	$35	$140	$140	$121	$107	$260	$803

Note 7: Acquisition

On May 26, 2005, the Company acquired substantially all of the assets of privately held Campus Outfitters, LLC, for cash of approximately $3.1 million and 123,967 shares of common stock valued at approximately $0.7 million, for an aggregate purchase price of approximately $3.8 million, plus the assumption of certain liabilities. Campus Outfitters is based in College Park, MD, with additional retail locations in Rockville, MD; Fairfax, VA; Raleigh, NC; Buffalo, NY; Southfield, MI; Richardson, TX; Cincinnati, OH; and Indianapolis, IN and is a leading provider of uniform needs for private schools. The Campus Outfitters acquisition adds another attractive, profitable product line targeting the private elementary, middle and high school marketplace which constitutes the vast majority of the Company’s eduPartner accounts today.

The results of operations for Campus Outfitters have been included in the Company’s operations since the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, which are subject to change as additional information is obtained. The allocation of the purchase price is subject to final determination based upon estimates and other evaluations of fair market value, identification and valuation of intangible assets. The goodwill from this acquisition will reside in the Uniform segment and will be reviewed annually for impairment.

Note 8: Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A deferred tax benefit is recorded during interim periods when we have an expectation of earnings for the annual period. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company’s management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, management concluded in its second and third quarters of 2004 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Accordingly, the Company released a portion of the valuation allowance that resulted in a $4.0 million and $5.0 million benefit for the three and nine months ended September 30, 2004, respectively.

During the third quarter of fiscal 2005, management reassessed the potential realization of its remaining valuation allowance based on its current financial projections for the remainder of fiscal 2005, estimates of future profitability and the overall prospects of the Company’s business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Accordingly, the Company released $10.0 million of its deferred tax asset valuation allowance in the three months ended September 30, 2005. The $10.0 million deferred tax benefit recorded for the three months ended September 30, 2005 based on the decrease in valuation allowance is partially offset by the tax provision recorded on the earnings of the period. As of September 30, 2005, the Company has approximately $5.9 million remaining in its deferred tax asset valuation allowance.

The Company will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If the Company continues to meet its financial projections and improve upon our results of operations, it is reasonably possible that they Company may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Approximately $1.7 million of the valuation allowance relates to net operating losses resulting from stock option windfall benefits, e.g. disqualifying dispositions. Reductions in the valuation allowance for those assets will result in an increase to additional paid-in capital.

Note 9: Inventories

Inventories, consisting of products available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. The Company’s inventory balance as of September 30, 2005 and December 31, 2004 consists of (in thousands):

	September 30, 2005	December 31, 2004
Inventory
New textbooks	$5,846	$1,324
Used textbooks	1,135	621
On-campus textbooks	617	518
Uniforms and apparel	1,787	—

	$9,385	$2,463

The components of inventory are as follows:

•	New textbooks consist of new book inventory held at Baker & Taylor (“B&T”), our fulfillment partner, acquired by B&T in support of our eduPartners program for which they generally do not enjoy standard return privileges with the publisher. New textbooks also include inventory held at Campus Outfitters retail locations and new textbooks held at other locations;

•	Used textbooks consist of used textbooks held at B&T, Campus Outfitters retail locations, or other locations;

•	On-campus textbooks consist mainly of new and used textbooks located at the Company’s two on-campus bookstore facilities; and

•	Uniforms and apparel consists of school uniform related inventory held at our Campus Outfitters retail locations.

Under the Company’s agreement with B&T in which B&T provides the Company’s order fulfillment and drop shipment services, B&T generally only assumes ownership of new textbooks that they are able to return to publishers for credit, which historically is about 90% of all new textbook inventories. B&T does not assume ownership of the used products it processes for the Company and per the agreement with B&T, the Company purchases from B&T at cost new textbooks that B&T procured in support of our eduPartners program and cannot return for publisher credit at the conclusion of each selling season. This inventory has typically been held by B&T for fulfillment in subsequent periods. The Company writes down its inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

Note 10: Business Segments.

Prior to its acquisition of Campus Outfitters in May 2005, the Company was primarily an internet retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets. The Company’s chief operating decision maker reviewed financial information presented on a consolidated basis. Accordingly, the Company considered itself to be in a single industry segment. In May 2005, the Company added a second product line with its acquisition of Campus Outfitters, a leading provider of uniform needs to private schools. Accordingly, beginning in its third quarter of fiscal 2005, the Company’s operations were aggregated into two reportable business segments: textbook trade and uniform trade.

The business segments reported below are the segments of the Company for which discrete financial information was available and for which the Company’s chief operating decision maker evaluated gross margins in its third quarter of fiscal 2005:

	Three months ended September 30, 2005
	Textbooks	Uniforms	Corporate	Total
Sales	$35,584	$4,274	$—	$39,858
Product gross margin	$10,912	$2,406	$—	$13,318

Shipping revenue	$3,179	$—	$—	$3,179
Shipping gross margin	$782	$—	$—	$782

Total sales	$38,763	$4,274	$—	$43,037
Blended gross margin	$11,694	$2,406	$—	$14,100
Total assets	$11,753	$4,488	$33,851	$50,092

	Nine months ended September 30, 2005
	Textbooks	Uniforms	Corporate	Total
Sales	$38,831	$4,821	$—	$43,652
Product gross margin	$12,042	$2,734	$—	$14,776

Shipping revenue	$3,457	$—	$—	$3,457
Shipping gross margin	$837	$—	$—	$837

Total sales	$42,288	$4,821	$—	$47,109
Blended gross margin	$12,879	$2,734	$—	$15,613
Total assets	$11,753	$4,488	$33,851	$50,092

Note 11: Related Party Transaction.

Connected with the acquisition of Campus Outfitters, the Company assumed eleven leases to Campus Outfitters retail stores, including the lease to the Campus Outfitters 16,800 square foot corporate headquarters building in College Park, MD. Campus Outfitters headquarters building is owned by 5112 Berwyn LLC, a Maryland limited liability company whose controlling shareholders are Adam Hanin, the founder of Campus Outfitters and current Executive Vice President of Sales for Varsity Group, and Elliott Hanin, who was employed by Campus Outfitters prior to the acquisition and is a current employee of Varsity Group. Under terms of the lease, the Company is obligated to pay 5112 Berwyn LLC $18,000 a month through May 2015.

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

Varsity Group Inc. was incorporated on December 16, 1997 and launched its website, www.varsitybooks.com, in August 1998, at which time the Company began generating revenues. The Company sells textbooks online through exclusive contractual relationships it forges with private middle and high schools, small colleges, distance, and continuing education institutions within its eduPartners program. Schools participating in the eduPartners program have partnered directly with the Company to outsource their traditional brick and mortar bookstore operations and sell textbooks and learning materials directly to parents and students via the VarsityBooks.com website.

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

The Campus Outfitters acquisition adds another attractive, profitable product line targeting the private elementary, middle and high school marketplace which constitutes the vast majority of our eduPartner accounts today. The Campus Outfitters model shares many characteristics with our successful eduPartners platform in the private secondary school market:

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

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A deferred tax benefit is recorded during interim periods when we have an expectation of earnings for the annual period. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the current amount of a valuation allowance, management periodically reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for recent fiscal years, estimates of future profitability and the overall prospects of our business, we concluded in our second and third quarters of 2004 and again in our third quarter of fiscal 2005 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. (See note 8 of the condensed consolidated financial statements)

Stock-Based Compensation Plans

We account for our stock-based compensation plans in accordance with Accounting Principles Board (“ABP”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting. We estimate that if we used the fair value method outlined by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” our reported amounts of net income would have been reduced by approximately $1.3 million and $2.7 million for the three and nine months ended September 30, 2005, respectively, and by approximately $0.6 million and $1.2 million for the three and nine months ended September 30, 2004, respectively (see Note 3 of the condensed consolidated financial statements.)

Valuation of Inventories

Inventories, consisting of textbooks and uniforms available for sale, are accounted for using the FIFO method and are valued at the lower of cost or market value. Our inventory balance as of September 30, 2005 consists mainly of used textbooks that we purchased during fiscal 2005, new textbooks that we are able to procure from publishers at better terms than those available to B&T, and new and used textbooks and uniforms or apparel located at our two on-campus bookstores and nine Campus Outfitters retail locations Historically, approximately 90% of the unsold new textbook inventory held by B&T in support of our eduPartners program has been returned for full credit with publishers, which substantially reduces our risk of inventory obsolescence. We take title to the remaining unsold inventory and write down this balance, as well as any remaining used book inventory, for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

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

Valuation and Impairment Review of Long-Lived Assets

We accounted for our purchase of Campus Outfitters in accordance SFAS 141 and accounted for the related acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 141, we allocated the cost of Campus Outfitters to the identifiable tangible and intangible assets and liabilities assumed, with the remaining amount being classified as goodwill. As required by SFAS 142, in lieu of amortizing goodwill, we will test goodwill for impairment annually and any time a triggering indicator exists.

We have made preliminary estimates of the fair value of the acquired identifiable intangible assets based on our expectations of cash flows from those assets discounted for the risk commensurate with the acquisition. We plan to have an independent valuation of the Campus Outfitters acquisition in our fourth quarter of fiscal 2005. Accordingly, our current estimates may change.

We assess the impairment of long-lived assets, including software developed for internal use, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In addition, at each reporting date, we compare the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off. In accordance with SFAS 144, we recorded a write-off of approximately $15,000 during the nine months ended September 30, 2005 related to the discontinued use of our buyback program software, which has been replaced with another tool.

Evaluating long-lived assets for impairment involves judgments as to when an asset may potentially be impaired. We consider there to be a risk of impairment if there is a significant decrease in the market value of an asset or if there is a significant change in the extent or intended use of an asset.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three and nine months ended September 30, 2005 and September 30, 2004, expressed as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Textbooks	82.7%	91.3%	82.5%	91.3%
Uniforms	9.9%	—	10.2%	—
Shipping	7.4%	8.7%	7.3%	8.7%

Total net sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Cost of textbooks	57.3%	61.1%	56.9%	61.2%
Cost of uniforms	4.3%	—	4.4%	—
Cost of shipping	5.6%	6.6%	5.6%	6.6%
Sales and marketing	13.1%	11.7%	16.4%	14.3%
Product development	0.3%	0.3%	0.8%	0.5%
General and administrative	3.6%	3.6%	6.6%	6.2%
Amortization expense	0.1%	—	0.1%	—
Non-cash stock compensation	—	0.1%	—	0.1%

Total operating expenses	84.3%	83.3%	90.7%	88.9%

Income from operations	15.7%	16.7%	9.3%	11.1%

Other income, net	0.2%	0.3%	0.8%	0.6%

Income before income taxes	15.9%	17.0%	10.1%	11.7%

Income tax benefit	17.0%	5.9%	17.2%	9.7%

Net income	32.9%	22.9%	27.3%	21.5%

Seasonality:

We experience significant seasonality in our results of operations. Consistent with our focus on the expansion of eduPartners and its current concentration of private middle and high school institutions, since the year ended December 31, 2000, our peak selling period is the July/August/September back-to-school season. During fiscal 2004 and 2003, approximately 85% of our revenues were recognized in this period. We expect this trend to continue as we expand our eduPartners program in the private middle and high school market. While many private middle and high school institutions have an active book buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to extend eduPartners more deeply into the college and distance learning markets. This would result in more balanced selling seasons between fall and winter. However, based upon our current eduPartners school mix, we will continue to experience significant fluctuations in quarterly operating results. Historically, Campus Outfitters has experienced the same seasonality in its results of operations prior to our acquisition on May 26, 2005. Consistent with its current concentration of private elementary, middle and high schools, Campus Outfitters peak selling season has been July/August/September back-to-school season. Please see “Forward-Looking Statements.”

Net Sales:

Net sales increased 34.2%, or $11.0 million, to $43.0 million, and increased 34.6%, or $12.1 million, to $47.1 million for the three and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004. Uniform revenue introduced with our acquisition of Campus Outfitters in May 2005 represented approximately $4.3 million and $4.8 million of this increase for the three and nine-month periods ended September 30, 2005, respectively. The remaining increase of $6.7 million and $7.3 million for the three and nine-month periods ended September 30, 2005, respectively, was attributable to the growth of textbook and related revenues.

Operating Expenses:

Cost of Textbooks. Cost of textbooks consists of the cost of textbooks and related products sold to customers. Cost of textbooks increased 25.9%, or approximately $5.1 million, to approximately $24.7 million, and increased 25.0%, or approximately $5.4 million, to approximately $26.8 million, for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of textbooks was 69.3% and 66.9%, for the three months ended September 30, 2005 and 2004, respectively, and 69.0% and 67.0% for the nine months ended September 30, 2005 and 2004, respectively. This increase was attributable, in part, to increased inventory and related obsolescence costs associated with our expansion to a second distribution center located in Reno, Nevada this year, deeper ordering in support of our eduPartners program and the continued expansion of our used book inventory program. Cost of textbooks varies with textbook revenue and we expect these costs to increase in absolute dollars as our customer base and number of eduPartners served expands. Please see “Forward-Looking Statements.”

Cost of Uniforms. Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms was approximately $1.9 million and $2.1 million for the three and nine months ended September 30, 2005, respectively. This cost was attributable to acquisition of Campus Outfitters in May 2005. Expressed as a percentage of related revenue, cost of uniforms was 43.7% and 43.3% for the three and nine months ended September 30, 2005, respectively. Cost of uniforms varies with uniform revenue and we expect these costs to increase in absolute dollars as our customer base expands. Please see “Forward-Looking Statements.”

Cost of Shipping. Cost of shipping consists of outbound shipping to our customers. Cost of shipping increased 13.7%, or approximately $0.3 million, to approximately $2.4 million, and increased 14.2%, or approximately $0.3 million, to approximately $2.6 million, for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of shipping was 75.4% for both three month periods ended September 30, 2005 and 2004, respectively, and 75.8% and 75.7% for the nine months ended September 30, 2005 and 2004, respectively.

Sales and Marketing. Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our eduPartners schools, expenses associated with our Campus Outfitters retail locations and road shows, seasonal overhead associated with performing inventory purchases at eduPartner schools, and payroll and related expenses for personnel engaged in sales and marketing, account management, eduPartners operations and Campus Outfitters operations. Sales and marketing expense increased 50.1%, or approximately $1.9 million, to approximately $5.6 million and increased 54.4%, or approximately $2.7 million, to approximately $7.7 million, for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The increases for the three and nine month periods were attributable to increased costs associated with the acquisition of Campus Outfitters, increased credit card processing fees associated with higher absolute sales levels, an increase in expenses for payments to eduPartners schools based upon increased sales levels and increases in payroll and related expenses and other costs resulting from an increase in the number of staff dedicated to sales and marketing, account management and eduPartners operations compared to the prior year period.

We expect certain aspects of sales and marketing expense, including credit card expenses, certain expenses associated with contracting with our eduPartners and Campus Outfitters schools, and sales expenses associated with our agreement with B&T, will continue to increase at levels consistent with revenue growth. We anticipate that staffing and related expenses will continue to increase in absolute dollars as we expand operations to support expected short and longer-term revenue growth. Please see “Forward-Looking Statements.”

Product Development — Product development expense includes payroll and related expenses for our development and systems personnel, costs associated with the upgrade and maintenance of our website and outside consultant expense, and are reported net of costs capitalized for software developed for internal use. The following table sets forth product development costs for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross product development cost	$336	$333	$959	$873
Percent of total revenue	0.7%	1.0%	2.0%	2.5%
Less: Software developed for internal use	190	235	589	715
Percent of total revenue	0.4%	0.7%	1.2%	2.0%

Product development costs, as reported	$146	$98	$370	$158
Percentage of total revenue	0.3%	0.3%	0.8%	0.5%

Product development costs, as reported, increased 48.1%, or approximately $47,000, and increased 134.1%, or approximately $0.2 million, for the three and nine months ended September 30, 2005, respectively, from the prior year periods. The increase compared to the prior year period was due to an increase in maintenance costs associated with the costs we capitalized for software developed for internal use in fiscal 2004 and our first three quarters of fiscal 2005. We are currently upgrading our website, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the large increase in the volume of traffic we have recently experienced on our website to comply with the numerous reporting and control requirements imposed by the Sarbanes Oxley Act, including Section 404

We are capitalizing certain of these costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We began to amortize the capitalized costs on our balance sheet as of June 30, 2004 on a straight-line basis over a period of five years beginning in our third quarter of fiscal 2004 when the website was placed into service, and we will continue to capitalize the costs of new functionality related to the website upgrade during fiscal 2005 in accordance with SOP 98-1. We expect system upgrade efforts to continue in our fourth quarter of fiscal 2005 and into fiscal 2006 and, therefore, expect capitalization and maintenance costs associated with this effort to increase. Please see “Forward-Looking Statements.”

We assess the impairment of long-lived assets, including software developed for internal use, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. In accordance with SFAS 144, we recorded a write-off of approximately $15,000 during the nine months ended September 30, 2005 related to the discontinued use of our buyback program software, which has been replaced with another tool.

General and Administrative. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, facilities expenses, professional services expenses, travel and other general corporate expenses. General and administrative expense increased 33.8%, or approximately $0.4 million, to approximately $1.5 million and increased 42.8%, or approximately $0.9 million, to approximately $3.1 million, during the three and nine months ended September 30, 2005, respectively compared to the prior year periods. General and administrative expenses also included a benefit of $150,000 related to the reversal of certain tax liabilities whose statues have expired. The net increase was primarily attributable to increased costs associated with our acquisition of Campus Outfitters in May 2005 and general increases in personnel and infrastructure expenditures needed to support the growth of our business to comply with the numerous reporting and control requirements imposed by the Sarbanes Oxley Act, including Section 404.

In September 2005 the SEC further extended the date by which non-accelerated filers must comply with Section 404 of the Sarbanes Oxley Act. We have determined our filing status with the SEC to be a “non-accelerated filer” based on the aggregate market value of our non-affiliated common stock being less than $75 million at June 30, 2005. Accordingly, we must complete our first internal control assessment and related reporting requirements for our year ending December 31, 2007. Additionally, our filing deadlines with the SEC for our Form 10-K and 10-Q will remain at 90 days and 45 days, respectively. However, we do anticipate additional increases in internal overhead costs as we take more of the necessary steps to comply with Section 404 of the Sarbanes Oxley Act moving forward. Please see “Forward-Looking Statements.”

Amortization of Intangibles. Our acquisition of Campus Outfitters in May 2005 was accounted for under the purchase method of accounting. As a result, we recorded goodwill and intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from three to seven years. Amortization of intangibles was $35,000 and $47,000 during the three and nine months ended September 30, 2005. (See footnote 6).

Non-Cash Stock Compensation — Non-cash compensation expense consists of expenses related to previous grants of employee options based on the intrinsic value of the stock option and was fully amortized as of September 30, 2004. Non-cash compensation was approximately $9,000 and $40,000 for the three and nine months ended September 30, 2004, respectively.

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments. Other income was $0.1 million and $0.4 million for the three and nine months ended September 30, 2005, respectively, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively. The increase in the nine months ended September 30, 2005 as compared to the prior year period was due to higher average cash invested in long-term investments and higher average interest rates.

Income Taxes

Income tax benefit for the three and nine months ended September 30, 2005 was approximately $7.3 million and $8.1 million, respectively, compared to $1.9 million and $3.4 million for the comparable periods in the prior year.

We record a deferred tax benefit during the interim periods based on our expectations of income for the annual period. We account for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including the Company’s cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, management concluded in its second and third quarters of 2004 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Accordingly, the Company released a portion of the valuation allowance that resulted in a $4.0 million and $5.0 million benefit for the three and nine months ended September 30, 2004, respectively.

During the third quarter of fiscal 2005, management reassessed the potential realization of its remaining valuation allowance based on its current financial projections for the remainder of fiscal 2005, estimates of future profitability and the overall prospects of the Company’s business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Accordingly, the Company released $10.0 million of its deferred tax asset valuation allowance in the three months ended September 30, 2005. The $10.0 million deferred tax benefit recorded for the three months ended September 30, 2005 based on the decrease in valuation allowance is partially offset by the tax provision recorded on the earnings of the period. As of September 30, 2005, the Company has approximately $5.9 million remaining in its deferred tax asset valuation allowance.

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

Liquidity and Capital Resources

As of September 30, 2005, we had $6.6 million of cash, cash equivalents and short-term investments and net working capital of $16.4 million, compared to approximately $11.9 million of cash, cash equivalents and short-term investments and net working capital of $14.1 million at December 31, 2004. As of September 30, 2005, our principal commitments consisted of obligations outstanding under accounts payable, accrued liabilities and operating leases. The decrease in cash, cash equivalents and short-term investments during 2005 was primarily attributable to cash payments for the Campus Outfitters acquisition and related liabilities and cash payments to acquire used textbooks during our fiscal 2005 buyback campaign. During 2004 and in the nine months ended September 30, 2005, we began an initiative to upgrade our internally developed system for our website. In the remainder of 2005 and into fiscal 2006, we expect to experience additional expenditures related to the website upgrade. We also may experience additional increases in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

Net cash used in operating activities was approximately $2.1 million for the nine months ended September 30, 2005 compared to approximately $1.0 million net cash used in operations for the nine months ended September 30, 2004. This increase was primarily the result of an increase in accounts receivable as well as an increase in inventory associated with our used book buyback purchases at our eduPartner schools and purchases of new textbooks and apparel in anticipation of our fall back to school season during the three months ended September 30, 2005. The increase in cash used by operating activities were partially offset by an increase in accounts payable and accrued expenses in the nine months ended September 30, 2005 compared to the prior year period.

Net cash (used in) investing activities was approximately $0.5 million for the nine months ended September 30, 2005 compared to net cash provided by investing activities of approximately $5.1 million for the nine months ended September 30, 2004. Investing activities consist acquisitions of businesses, capitalization of software developed for internal use, purchases of property, plant and equipment, purchases of software, and purchases and sales of short-term and long-term investments. During the nine months ended September 30, 2005, we used approximately $3.1 million cash for the acquisition of Campus Outfitters and had total purchases of property, equipment and software, including capitalization of software, of approximately $0.9 million, primarily due to our initiative to upgrade our internal software system for our website. During the nine months ended September 30, 2005, we sold approximately $3.5 million of short-term and long-term investments compared to sales of $6.0 million of short-term and long-term investments in the prior year period.

Net cash provided by financing activities was approximately $0.3 million for the nine months ended September 30, 2005 and approximately $0.1 million for the nine months ended September 30, 2004. Net cash provided by financing activities during both periods consisted of net proceeds from the exercise of warrants and employee stock options.

Lease Arrangements.

With our acquisition of Campus Outfitters in May 2005, we assumed capital and operating leases for certain equipment and vehicles used in the normal course of business and lease obligations for eleven retail stores. Operating lease arrangements are sometimes referred to as a form of off-balance sheet financing. We do not use off-balance sheet arrangements with unconsolidated entities; accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. We do have an off-balance sheet arrangement with a related party for our College Park, MD retail and warehouse lease. (See note 11 of the condensed consolidated financial statements.)

The following table provides an overview of our aggregate contractual obligations and the effect these obligations are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

Contractual Obligations	Three Months Ending Dec. 31, 2005	2006	2007	2008	2009	Thereafter	Total
Capital Lease Obligations	$3	$9	$9	$1	$—	$—	$22
Operating Lease Obligations	$165	$614	$474	$386	$312	$1,189	$3,140

Total	$168	$623	$483	$387	$312	$1,189	$3,162

As of the date of this filing, we currently lease approximately 60,000 square feet pursuant to thirteen leases that are month-to-month or are scheduled to expire between December 2005 and May 2015.

Based upon our current and expected cost structure and recent growth levels within the eduPartners program and our acquisition of Campus Outfitters, we believe that we are positioned to improve upon the financial performance of 2004. However, we intend to increase spending on the development of eduPartners and related infrastructure and we anticipate incurring additional increases in general and administrative expenses in fiscal 2005 and fiscal 2006 as we take more of the necessary steps to comply with the numerous reporting and control requirements imposed by the Sarbanes-Oxley Act, including Section 404. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm our results of operations and financial condition. Please see “Forward-Looking Statements.”

We are currently considering, and may pursue in the future, additional acquisitions of complementary businesses. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business strategy. Any future acquisition or investment may result in a dilution to existing shareholders to the extent we issue shares of our common stock as consideration or reduced liquidity and capital resources to the extent we use cash as consideration

We believe that our existing liquidity and expected cash flows from operations will satisfy the capital requirements of our current business for the foreseeable future. We believe that the combination of cash, cash equivalents, short-term and long-term investments and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for at least the next twelve months. See “Forward Looking Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents, short-term investments and long-term investments are subject to interest rate risk. We manage this risk by maintaining a diversified investment portfolio of instruments with high credit quality and varying maturity dates. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents and long-term investments held was $13.0 million and $18.9 million at September 30, 2005 and December 31, 2004, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The weighted average yield on interest-bearing investments held as of September 30, 2005 was approximately 3.6 % per annum. Based on our investment holdings at September 30, 2005, a 100 basis point decline in the average yield would have reduced our annual interest income by $0.1 million.

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

Date: November 14, 2005

Varsity Group Inc.

By:	/s/ JACK M BENSON
Jack M Benson
Chief Financial Officer