Form 10-K
period 2005-12-31
VARSITY GROUP INC
filed 2006-04-13
CIK 1069502

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK, $.0001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $66,034,984 based on the last reported sale price of $5.06 on June 30, 2005. For purposes of the determination of affiliate status, we have assumed that all executive officers, directors and greater than 10% stockholders are affiliates. This determination is not necessarily controlling for other purposes.

As of March 31, 2006, there were 17,163,070 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this report.

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934, which statements can be identified by the use of forward looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, or “continue” or the negative thereof or other variations thereon or comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth elsewhere in this Form 10-K. Please see Item 1A “Risk Factors” for cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in forward-looking statements.

PART I

ITEM 1:	BUSINESS

GENERAL

We are a premier outsourcing solutions provider for the education community. Under the umbrella of our “VarsityBooks” and “Campus Outfitters” brands we offer a comprehensive outsource solution to provide textbooks, uniforms and school supplies to private K-12 schools, colleges, and distance and continuing education markets. Our textbook and apparel solutions are designed to release our partner institutions from the operational and financial challenges associated with managing highly seasonal retail operations and allows them to focus valuable resources on their core educational mission. Our textbook program, eduPartners, was the first online bookstore solution focused on meeting the needs of private middle and high schools nationwide. Please see Note 16 to our consolidated financial statements for financial information on our two business segments, textbook trade and uniform trade.

Students and families enjoy the convenience of purchasing learning materials, school uniforms, and other supplies through our convenient online stores (located at www.varsitybooks.com and www.campusoutfitters.com), at select retail locations or at managed on-campus sales events. To date, the primary channel for textbook sales has been through online eCommerce transactions, while the majority of our uniform sales have been recognized through retail stores and on-campus sales events.

Within our textbook solution, we create a customized virtual bookstore for each partner school which is hosted on our website, www.varsitybooks.com. This site contains the required and optional educational materials and supplies selected by the school organized by grade, academic discipline and course name. Students and parents from each of our partner schools access their customized bookstore to place their orders via a direct link from their school’s homepage or by searching for their school bookstore by region and state on our homepage. Once an order has been submitted, it is typically picked, packed and shipped within one business day from one of three distribution centers nationwide.

Member schools leverage our textbook solution to lower their operating overhead by outsourcing their bookstore operation while delivering a more efficient and flexible bookstore solution to their community. In addition, our partner schools have access to our unique program administration website that provides them with sales and inventory reports, among other valuable features. Student and parent customers value the convenience of our online shopping experience and take comfort in the knowledge that our posted booklists have been reviewed for content and accuracy and approved by their school. As a further convenience to parents, students and school officials, to the extent any of our partner schools adopt textbooks to be used in the next school term, we will typically offer parents and students several options to sell back their textbooks to us at the end of the school year, helping to lower their total cost of textbook ownership. These used textbooks are offered for sale the following school year providing our student and parent customers lower cost pricing alternatives.

As part of our strategy to expand the number of services and products we offer our customers, we acquired Campus Outfitters in May 2005, creating a single source solution for school textbook and uniform needs. Our acquisition of Campus Outfitters allows us to leverage relationships with schools partnered under either our textbook or uniform programs by cross-promoting the other product lines. Through the Campus Outfitters brand, we own and operate nine retail locations serving private K-12 school communities as their official school uniform provider. As a further convenience to our uniform customers, we travel to eligible schools and conduct on-campus sales events during which families can purchase and take home all necessary uniform components the same day. Finally, parents and students always have the ability to shop online through customized virtual stores which are created on www.campusoutfitters.com for each partner school containing all required uniform components.

Similar to our textbook solution, partner uniform schools leverage their relationship with us to lower their operating overhead by outsourcing their school uniform operation while delivering a more flexible uniform solution to their community.

Throughout 2005, we continued to expand our core online textbook model, while integrating the Campus Outfitters acquisition which has added an exciting new revenue stream that targets the same private primary and secondary education markets our existing textbook program has established through a nationwide network of school relationships. During the year ended

December 31, 2005, revenues increased by 33% or $12.4 million to $50.1 million, from $37.7 million in fiscal 2004. Approximately $5.8 million of this increase in revenue was generated from our new uniform product line.

We believe a key aspect of our textbook and uniform models are the underlying school, parent and student relationships we build with each new partner school. The addition of Campus Outfitters in 2005 added approximately 300 additional school relationships to our network, focused primarily in the K-12 private education marketplace, increasing our total number of school relationships to almost 700. During fiscal 2005, we met the textbook or uniform needs of over 240,000 parent and student customers. Approximately 90% of our textbook accounts are currently private elementary and secondary schools and virtually all of our uniform accounts are currently private elementary and secondary schools.

During our second quarter of fiscal 2005, we again focused on increasing our used textbook inventory by expanding our on-campus textbook buyback program. Through these buyback events, we provide our partner school parents and students the option of selling back to us at the end of the current school year textbooks that our partner schools are adopting for use during the approaching school year. This increases the overall number of used textbooks available to our partner schools throughout the school year, lowers the total cost of textbook ownership for parents and students and provides customers more purchasing options. During fiscal 2005, approximately 14% of our textbook sales were from used books.

Our overall success and ability to maintain and increase profitability from operations will depend, in part, upon our ability to retain our current customers, successfully integrate acquisitions, attract additional schools to our programs, provide a compelling and satisfying shopping experience to our retail customers, and manage our relationship with our primary fulfillment partner, Baker and Taylor, Inc. (“B&T”), a leading distributor of books, videos and music products.

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

We provide website access to our periodic and current SEC filings and press releases, free of charge, on our website located at http://www.varsitygroup.com as soon as reasonably practicable after the materials are filed with the SEC or otherwise made public.

MARKET OVERVIEW

Textbook Market

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

Based upon market research conducted by us, we believe there are at least 3,000 private middle and high schools nationwide that present an immediate fit with the strengths and benefits of our eduPartners model. Factors we considered in our research include school policy requiring students to purchase their own textbooks, school enrollment and the extent of state subsidy of textbooks for private school students. We believe approximately 600 schools in this segment had adopted an online textbook solution similar to our eduPartners model by the start of the 2005 back-to-school selling season. Of the estimated 600 schools served by an online textbook solution during the 2005 back-to-school selling season, approximately 350, or 52%, of those were served by our eduPartners program.

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

School Uniform Market

According to the NPD Group, Inc. the broader domestic retail school uniform market represents an annual $1.0 billion opportunity. However, this includes the very large “dress code” segment often associated with public school dress policies which, for example, may simply require students to wear a generic white dress shirt and khaki pants which can be purchased at most apparel retailers.

Our uniform solution is currently focused on an attractive sub-segment of the school uniform market serving private K-12 schools that have mandatory, branded school requirements served through exclusive retailer relationships. These products are a required purchase of every student and typically feature a school logo or other branding element on one or multiple uniform components. Management estimates that its initial target market size is approximately $200.0 million to $300.0 million in annual sales.

STRATEGY

Build a Significant and Profitable School Outsourcing Business.

During the last five years we believe that we have taken the steps necessary to create a profitable and scalable online book business with significant growth potential. In recent years, we have aggressively grown our revenues and our network of partner schools while maintaining strong margins and containing marketing, sales and overhead expenses. We believe, over time, expansion of our used book offering may allow for the expansion of product margins while delivering to our customers a more compelling, cost effective textbook solution. At the same time, the addition of our school uniform business with higher average margins than that of the book business may allow us to more rapidly grow both revenue and overall margins.

Our strategy is to continue to invest in the development of school relationships and expand our reach into private middle and high schools, traditional two and four year colleges, distance learning and other continuing education programs. We believe the textbook model affords our company certain scale benefits that will allow us to grow revenues aggressively while preserving margins over the next few years. With the addition of our uniform solution, we will begin to cross-promote our school uniform solution to our textbook customers and our textbook solution to our uniform customers. We will strive to expand the addressable market of target schools by continuously improving and refining our core textbook and uniform solutions, as well as exploring new products and services, book and non-book related, to meet the demand of our customers.

Increase Our Leadership Position of Our Textbook Solution Serving Private Middle and High Schools.

We will look to extend our current leadership position in the private middle and high school marketplace and extend our sales effort significantly beyond our initial target market of 3,000 schools and much deeper into the full universe of over 29,000 private elementary and secondary schools nationwide.

Our textbook program was the first online bookstore solution focused on meeting the needs of private middle and high schools. We have partner schools located in most key markets nationwide and are aggressively targeting remaining areas to establish a comprehensive nationwide network of member schools. We have successfully extended our presence in new markets by leveraging the positive experience and word-of-mouth generated once our initial account in that market has completed a successful back-to-school selling season.

Expand the Presence of our Textbook Solution in Higher Education and Continuing Education Markets.

Concurrent to our anticipated growth in the private elementary and secondary school market, we will commit the appropriate resources to attempt to accelerate our growth in the higher education and distance learning markets. We believe the textbook model offers a compelling value proposition to these target markets and are focused on aggressively building our network of schools in this segment.

Expand Apparel Solution To More Markets Nationwide and Expand Product Offering.

We plan to aggressively expand our network of uniform school relationships by increasing the number of schools in markets currently served by our nine retail locations and entering new markets nationwide by leveraging the Varsity brand and school relationships developed through our textbook solutions in those markets. We will also evaluate opportunities to acquire school uniform retailers in markets where we believe that opportunity may represent the most profitable and accretive path to the continue growth of our uniform business. We will also continue to explore opportunities to expand the scope of products and services we provide through our apparel business, including non-uniform branded or promotional school apparel, team or affinity group apparel and corporate branded apparel.

Identify New Product or Service Offerings To Enhance Current Solutions or Broaden School Relationships.

We will continue to explore opportunities to expand the scope of products and services we provide our partner schools and will aggressively pursue opportunities which we believe will enable us to introduce new, profitable revenue streams or strengthen the underlying school and end customer related assets we have forged through our textbook and uniform solutions.

THE VARSITY TEXTBOOK SOLUTION

We provide students, parents and schools with a reliable and convenient alternative to the traditional campus bookstore model. We are able to reduce the overhead associated with textbook sales because we typically do not maintain individual stores and are able to consolidate our ordering, inventory, warehousing and fulfillment needs through our relationship with B&T. In addition to providing textbooks at competitive prices, we are committed to providing best-in-class customer service, dedicated account management, customized websites for each partner school and rapid shipment of orders.

Through our textbook program, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience to their students by outsourcing textbook sales to us. We believe that for many schools the expense and inconvenience of maintaining a physical retail bookstore on campus exceeds the school’s financial return. We provide an innovative solution for schools and enable them to offer increased convenience and value to students, their parents, and the entire school community. Our program has been uniquely designed to meet the needs of these schools by offering a number of compelling program features, including:

•	Dedicated Account Managers to serve schools;

•	Customized online bookstores featuring detailed course and book information;

•	Communications and training materials for each school community;

•	Innovative website program management tools providing school administrators access to sales and inventory reports;

•	Convenience and simplicity of a user-friendly online shopping experience;

•	Flexibility to purchase books for the upcoming semester/year from anywhere, anytime; and

•	Toll-free ordering options and superior customer service.

Through these relationships, we are endorsed as the exclusive textbook retailer at our eduPartners schools and gain direct access to their students. As a result, our textbook program is an attractive and economical way for us to acquire customers.

Our exclusive relationships generally are for a period of one to four years and typically automatically renew on a year-to-year basis. As of April 2006, substantially all program agreements associated with schools served during our 2005 back-to-school season have either been renewed or terminated. These agreements typically automatically renew for one year if neither party serves notice of intent to terminate 90 days prior to the date of expiration. We expect our revenue retention rate for fiscal 2006 to approximate 90% of total fiscal 2005 revenues. This figure is consistent with historical revenue retention rates which have approximated 90% or more year over year.

With our textbook program, we create a personalized virtual bookstore for each school on our website. Students are able to search by region and state on our homepage to locate the link to their co-branded bookstore. Parents and students can be linked directly to their school bookstore page from their school’s homepage. Once they reach the entry page to their customized online bookstore, the student or parent can navigate the site by clicking on the appropriate grade, discipline and class to select required and optional books. The school benefits by eliminating the operational and financial burdens associated with the physical operation of a highly seasonal retail bookstore on campus. In addition, schools have access to our unique program administration website that provides them with sales and inventory reports, among other valuable features.

User Experience

Our eCommerce website, www.varsitybooks.com, offers several benefits to customers including convenience, ease of use and depth of product selection. When logging on to our website, visitors are presented with several shopping options, including:

•	Searching by School. Students at our partner schools can use our customized map to locate their school. Once they find their school they can link through a list of subjects to a list of classes and to the specific booklists for the courses they are taking. Our customers have the option of placing all the textbooks for a particular class in their shopping cart with a single click or selecting only those titles that interest them.

•	Searching for Books. If we have not posted a specific school’s booklist, our customers can search for the books they need by author, title, keyword, publisher or ISBN. Our website offers additional book verification for many selections, including pictures of jacket art, editor’s name, volume number and other identifying characteristics.

Ordering and Delivery

When our customers are ready to place an order, they can proceed through our shopping cart function directly to our checkout page. Orders can be placed online through our website or via our toll-free telephone number where customer service agents are available to take orders from customers that do not have access to the Internet or are uncomfortable placing an order online. We presently accept major credit cards, money orders and personal checks as payment for our products. For our partner schools, we also offer school and student credit accounts.

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

Customer Service

We are committed to delivering superior customer service to all of our customers, including our partner schools, parents and students. We offer extended customer service hours and increase our staffing levels during the busy back-to-school season, providing our customers convenient toll-free access to our customer service representatives and fast response to their queries. The customer service page of our website offers answers to frequently asked questions and enables our customers to ask their own questions through e-mail. We also have a toll-free customer service telephone number.

Fulfillment

B&T, a leading distributor of books, videos and music products, has provided our order fulfillment and drop shipment services since our inception. We have a series of agreements relating to the operating and financial terms of our relationship, which were recently renewed and are now scheduled to expire in June 2008.

Under these agreements, we agree to provide B&T with our written demand forecasts for each upcoming year and we agree to use B&T as our principal supplier of textbooks and exclusive provider of drop-ship and fulfillment services. We pay fees and expenses related to the services B&T provides and we purchase products from B&T at a discount to the suggested price. In return, B&T agrees not to provide drop-ship services to any person or entity that has as its principal business activity the goal of establishing exclusive relationships with educational institutions for the purpose of selling textbooks via the Internet, unless the retailer was an existing customer of B&T on or prior to June 10, 1998, the date we initially contracted with B&T. Our agreements with B&T provide us access to, and use of, an electronic set of data elements from B&T’s title file database that contains bibliographic records. In addition, under these agreements, B&T provides us with promotional, customer service, and database management services.

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

In July 2003 B&T was purchased by a third party. Prior to this transaction, the principal owner of B&T was a private equity firm that also owned approximately a 13% of our outstanding common stock. Effective with the sale, B&T no longer shares any common ownership interests with Varsity and is not a related party.

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

We currently use a Microsoft Windows operating system platform and multiple application servers that house our web servers. These servers are able to handle applications including accepting and validating customer orders, handling multiple shipment methods and accepting, authorizing and charging customer credit cards. In addition, our system maintains ongoing automated e-mail communications with customers throughout the ordering process. These systems entirely automate many routine communications, facilitate management of customer e-mail inquiries and allow customers to, on a self-service basis, check order and tracking information. We manage user requests and other traffic-using load balancing devices that work across the entire complement of our hardware. This strategy of balancing traffic allows all customers and site users to enjoy favorable response times and other performance measures, regardless of traffic fluctuations.

Substantially all of our computer and communications hardware and software systems associated with the operation of our website are located at a single secure facility owned and managed by a third party. Although we own and maintain our hardware and software systems, Qwest Communications located in Sterling, Virginia, hosts our server environment and acts as our Internet service provider and we lease the space in which our hardware system resides from Qwest. A disruption in this Internet service could cause a disruption in our ability to service our clients. We pay for the space in which our hardware system resides and our Internet access based on our usage, on a monthly basis. We may terminate this agreement on any annual renewal date without penalty.

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

Textbook Competition

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

THE VARSITY UNIFORM SOLUTION

Our uniform solution is currently focused on an attractive niche, private K-12 schools that have mandatory, exclusive products. These are products that must be purchased by every student and feature a school logo or other branding on one or multiple uniform components. The typical target school has a specific customized uniform requirement, not the broader “dress code” policies which, for example, may simply require students to wear a generic white dress shirt and khaki pants which can be purchased at any apparel retailer.

User Experience, Ordering and Delivery

Similar to our eduPartners textbook solution, our uniform solution forges exclusive relationships with schools to provide school logo embroidered uniforms to their students and families. We deliver our uniform solution to our school, parent and student customers through a number of retail channels:

•	Retail Stores – Our primary sales channel has been through nine retail stores operated by us in College Park, Maryland, Rockville, Maryland, Fairfax, Virginia, Raleigh, North Carolina, Buffalo, New York, Southfield, Michigan, Richardson, Texas, Cincinnati, Ohio, and Indianapolis, Indiana. We offer convenient hours of operation throughout the year with extended operating hours during the busy back-to-school shopping season in August and September each year. Uniform inventory is held on-site at each store and parents and students are able to purchase and take home all necessary uniform components the same day. This is currently our primary retail channel through which the majority of our revenues are recorded.

•	On Site Sales - As a further convenience to our uniform customers, we travel to eligible schools in select markets and conduct on-campus sales events during which families can purchase on-site at their school and take home all necessary uniform components the same day. During 2006, we plan to conduct approximately 100 on site uniform sales events.

•	Online Purchases - Finally, parents and students always have the ability to shop online through customized virtual stores which are created on www.campusoutfitters.com for each partner school containing all required uniform components. Orders placed online are typically picked, packed and shipped to the customer within 1-2 business days from our uniform headquarters and warehouse located in College Park, Maryland.

Customer Service

We are committed to delivering superior customer service to all of our customers, including our partner schools, parents and students. We offer extended customer service hours and increase our staffing levels during the busy back-to-school season, providing our customers convenient toll-free access to our customer service representatives and fast response to their queries. The customer service page of our website offers answers to frequently asked questions including uniform care tips, sizing charts and store locations and policies. Customers can also submit questions via e-mail.

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

We are currently in the process of migrating to a new retail point-of-sale and inventory management application which we expect will be deployed to all our stores before our 2006 Fall back-to-school season. This licensed solution operates on a Microsoft Windows operating system platform with database storage at a store and enterprise level. We are also transitioning our uniform website to an integrated application with our new point-of-sale and inventory management system.

Uniform Competition

The sale of school uniforms is a mature and highly competitive market. Our uniform solution is currently focused on the sale of mandatory, school required uniform and related apparel products. All students at partner schools are typically required to purchase school approved uniform components, some of which may feature a school logo or other branding element on the garment. This target segment differs from the broader “dress code” uniform policies, for example, may simply require students to wear a generic white dress shirt and khaki pants which can be purchased at any apparel retailer.

While competitors in the broader “dress code” environment include large traditional national apparel retailers like Target and Wal-Mart, the overwhelming majority of companies competing in the customized school uniform segment which we are focused on are private, family-run businesses. We currently or potentially compete, directly and indirectly, for retail customers with the following categories of companies:

•	regional school uniform retailers, such as Dennis Uniforms, Parker School Uniforms and Flynn & O-Hara;

•	small, single market school uniform retailers;

•	traditional chain store apparel retailers such as Target, Wal-Mart and The Gap; and

•	online apparel and branded apparel retailers such as Land’s End.

INTELLECTUAL PROPERTY

We regard our trademarks, service marks, trade dress, copyrights, trade secrets, proprietary technology and similar intellectual property as important to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, sponsors and others to protect our proprietary rights.

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

EMPLOYEES

As of March 3, 2006, we had 67 full time and 12 year round part-time employees. In addition, we hire seasonal temporary employees, particularly at the beginning of the Fall school semester to support our customer service efforts, and contract service providers, particularly at during our inventory buyback program, as necessary. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 1A.	RISK FACTORS

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

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE AN INVESTMENT IN OUR COMPANY.

We were founded in December 1997 and began selling textbooks on our website in August 1998. In May 2005, we acquired privately held Campus Outfitters, L.L.C. (“Campus Outfitters,”) a leading retailer of private elementary, middle and high school uniforms, which was founded in 1997 and began selling school uniforms in 1998. As a relatively new company, we face significant risks and uncertainties relating to our ability to successfully implement our strategy. If we are unable to grow as planned, our chances of maintaining profitability and the anticipated or forecasted results of operations could be reduced. You must consider the risks and uncertainties that a company with a limited operating history like ours faces. If we are unsuccessful in addressing these risks and uncertainties or are unable to execute our strategy, our business could be harmed which, in turn, could have a material adverse effect on the market price of our stock.

WE MUST CONTINUE TO CONVERT SCHOOLS TO OUR SCHOOL PROGRAMS AND RETAIN THEM IN THE PROGRAMS.

To be successful, we must attract and retain a significant number of schools to our eduPartner and Campus Outfitter school programs. Ultimately, we must attract the students and parents from each eduPartner and Campus Outfitter school to our website or retail stores at a reasonable cost. Any significant shortfall in the expected number of purchases occurring through our website or retail stores may negatively affect our financial results. Conversion of schools from traditional on campus bookstore operations to our online textbook and retail uniform outsource solutions may not occur as rapidly as we expect. Therefore, we may not achieve the customer traffic we believe is necessary to sustain the growth and profitability of our enterprise. Specific factors that could prevent widespread customer acceptance of our business and our ability to increase retail revenues include:

•	lack of awareness of our eduPartner and Campus Outfitter school programs;

•	pricing that does not meet consumer expectations;

•	consumer concerns about the security of online transactions;

•	shipping charges, which do not apply to shopping at traditional retail stores and are not always charged by some of our online competitors;

•	the delivery time associated with online orders, as compared to the immediate receipt of products at traditional retail stores;

•	product damage from shipping or shipments of the wrong products, which may result in a failure to establish trust in purchasing our products online;

•	delays in responses to consumer inquiries or in deliveries to consumers; and

•	difficulty in returning or exchanging orders.

Based on these or other factors, we may not be able to retain existing eduPartners or Campus Outfitter member schools or sign-up new eduPartners or Campus Outfitter member schools.

WE PRIMARILY RELY ON ONE SUPPLIER TO MEET OUR TEXTBOOK FULFILLMENT NEEDS.

We depend on B&T as the primary supplier of the textbooks that we offer. Our relationship with B&T is critical to our success. Our current contract with B&T expires on June 30, 2008. If we are unable to renew this contract when it expires, or are unable to otherwise rely on B&T for inventory maintenance and shipping services and we are unable to open our own distribution center or establish a comparable vendor relationship before the B&T relationship discontinues, our business may be materially harmed.

B&T warehouses most of our textbook inventory and we rely on them to maintain adequate inventory levels and rapidly fill our customers’ orders. Prices we pay for promotional, customer service and database management services and credits that we receive from B&T are currently based on volume and average cost requirements. Failure to meet these benchmarks would increase our costs. If they do not maintain sufficient inventory, or if they are unable to deliver the specific books our customers order or deliver these books in a timely fashion, we would not be able to meet our obligations to our customers, our revenues would decrease and we would likely experience a reduction in the value of our brand. If our relationship with B&T is disrupted or does not continue for any reason and we are unable to establish a comparable vendor relationship or open our own warehouse before the B&T relationship discontinues, we would not be able to fulfill our customers’ textbook orders. We cannot be certain that we would be able to establish new vendor relationships to ensure acquisition and distribution of textbooks in a timely and efficient manner or on acceptable commercial terms. In such event, we may determine that we need to maintain inventory, establish warehouse facilities and provide distribution services, which would require us to change our business model.

In addition, we estimate that a single publisher represented approximately 17% of our textbook revenues in 2005. If B&T’s relationship with this publisher is disrupted or discontinued, our business may be harmed.

We benefit from the shipping discounts offered to B&T by UPS and we rely on UPS and other third party common carriers for all shipments to and from B&T. If B&T’s relationship with UPS is discontinued or disrupted for any reason, we cannot be certain we would be able to affordably obtain comparable delivery services and might not be able to deliver textbooks to our customers in a timely manner. In addition, because we rely on third party common carriers to ship products to and from the B&T warehouses that our fulfillment is currently conducted from, we are subject to the risks, including employee strikes and inclement weather, that may prevent such third parties from meeting our fulfillment and delivery needs. Failure to deliver products to our customers in a timely and accurate manner may harm our reputation, our brand and our business.

WE FACE SIGNIFICANT COMPETITION IN THE ONLINE TEXTBOOK MARKETS AND THAT COMPETITION MAY INCREASE SUBSTANTIALLY BECAUSE OF THE LOW BARRIERS TO MARKET ENTRY.

The e-commerce and online textbook markets are new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry in the e-commerce industry are minimal, and current and new competitors can launch new websites quickly and at a relatively low cost. In addition, new and expanded Internet technologies, including search and web services, may further increase competition in the online textbook and e-commerce industries. We currently compete with a variety of other companies in the sale of textbooks, and if we are able to add other online product or service offerings we will have additional competition in those markets. Our current and potential competition in the textbook market includes the following categories of companies:

•	traditional new and used textbook retailers, such as campus bookstores;

•	traditional used textbook retailers, some of which have begun online selling;

•	textbook retailers and distributors such as the Follett Corporation, MBS Textbook Exchange, Nebraska Book Company, eCampus and Adams Book Company; and

•	Internet-based booksellers such as Amazon.com, Wal-Mart.com and BarnesandNoble.com

We are not able to reliably estimate the number of our direct competitors. To date, our most active competitor targeting the private middle and high school textbook market with an online bookstore program is MBS Textbook Exchange. Many of our current and potential competitors have longer general retail operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technological, operational and other resources than we do. Some of our competitors may be able to secure textbooks from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing, shipping policies or inventory availability policies and devote substantially more resources to website and systems development than we can. As competition increases, we may experience reduced operating margins from pricing pressure or higher customer acquisition and retention costs, loss of market share and a diminished brand franchise.

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

WE RELY ON OUR GOOD RELATIONSHIPS WITH VENDORS TO PURCHASE UNIFORM AND APPAREL MERCHANDISE AT FAVORABLE PRICES. IF THESE RELATIONSHIPS WERE TO BE IMPAIRED, WE MAY NOT BE ABLE TO OBTAIN A SUFFICIENT SELECTION OF MERCHANDISE AT ATTRACTIVE PRICES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR COMPETITIVE POSITION, OUR BUSINESS AND FINANCIAL PERFORMANCE.

We do not have long-term supply agreements or exclusive arrangements with any of our uniform and apparel vendors and, therefore, our success in the school uniform retail market depends on maintaining good relations with them. Since our business is fundamentally dependent on selling merchandise at attractive prices, we must continue to obtain from our vendors a wide selection of this merchandise at favorable wholesale prices. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores. If we fail to continue to deepen and strengthen our relations with our existing vendors to improve the quality of merchandise they supply us we may limit our ability to obtain a sufficient amount and variety of merchandise at favorable prices, which could have a negative impact on our competitive position.

WE PRIMARILY RELY ON ONE MANUFACTURER FOR CERTAIN MATERIALS REQUIRED BY SOME OF OUR CAMPUS OUTFITTER SCHOOLS.

Some of our Campus Outfitter program schools require uniforms with specific fabric and design requirements. We believe that suitable materials for these school uniforms could be obtained from other manufacturers in the event that our regular supplier (because of financial difficulties or otherwise) is unable or fail to provide them. However, there could be a significant production delay or disruption caused by the inability of the current supplier to deliver these materials which would make it difficult to identify and utilize alternative suppliers quickly, which in turn could have a material adverse impact on our results of operations. If we did experience any such delays or interruptions, there is no assurance that we would be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. We expect to continue to experience significant seasonality in our business related to the academic calendar and the corresponding demand for textbooks, uniforms and educational materials. Due to the concentration of private middle and high schools in our eduPartners and Campus Outfitters school programs, our revenues are concentrated in the traditional Fall back-to-school season of July, August and September, our third calendar quarter. During the third quarter of 2005, 2004, and 2003 our revenues were approximately 86%, 85% and 85 % of total annual revenues, respectively. We expect this trend to continue. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on sequential quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	seasonal trends in the textbook and school uniform industry and in the buying habits of students;

•	concentration of private middle and high schools in our eduPartners and Campus Outfitters school programs;

•	our ability to manage or influence inventory and fulfillment operations;

•	the level of merchandise returns we experience;

•	our ability to attract new customers, retain existing customers, maintain customer satisfaction and respond to our competitors;

•	introduction of enhancements or a change in pricing policies, by us or our competitors, or a change in pricing policy by our fulfillment sources in either the textbook or school uniform industries;

•	changes in the amount and timing of expenditures related to marketing, information technology and other operating expenses to support future growth;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our website specifically;

•	potential acquisitions or strategic alliances either by us or our competitors;

•	general economic conditions, economic conditions specific to the Internet, eCommerce or the textbook and uniform industries; and

•	our ability to adequately staff our retail locations.

As a result of the seasonal fluctuations and because the online sale of textbooks and online selling in general is relatively new and it is difficult to predict consumer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, it is likely that the price of our stock would decline.

OUR BUSINESS HAS EXPERIENCED SIGNIFICANT GROWTH OVER THE LAST THREE FISCAL YEARS. CONTINUED GROWTH AT THE LEVELS WE HAVE EXPERIENCED OUR LAST THREE FISCAL YEARS WILL PLACE A STRAIN ON OUR MANAGEMENT, OPERATIONAL AND FINANCIAL RESOURCES.

Our total revenues and total employees have grown over 200% over our last three years. We are rapidly expanding our operations and will continue to expand further to pursue growth of our core eduPartners business and expand into new markets, as evidenced by the acquisition of Campus Outfitters in May 2005. Such growth increases the complexity of our business and places a significant strain on our management, operations, and financial resources, and there can be no assurance that we will be able to manage it effectively. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, adversely affect our operating results and harm our business.

WE FACE SIGNIFICANT INVENTORY RISK WITH OUR TEXTBOOKS.

Our textbook inventory balance as of December 31, 2005 consisted mainly of:

•	New textbook inventory held at B&T, our fulfillment partner, acquired by B&T in support of our eduPartners program for which they generally do not enjoy standard return privileges with publishers and new textbooks held at Campus Outfitters retail locations and at other locations; and

•	Used textbooks held at B&T, Campus Outfitters retail locations, or other locations.

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

Should textbook return privileges extended to B&T or us by publishers materially change, we may face increased inventory risk and higher working capital requirements which could adversely affect our operating results.

To the extent that we continue to procure used textbooks and maintain textbook inventory at our Campus Outfitter retail operations, we will face increased inventory risk, which may adversely affect our operation results.

LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL OR THE INABILITY OF OUR KEY MANAGEMENT PERSONNEL TO WORK TOGETHER EFFECTIVELY OR SUCCESSFULLY MANAGE OUR GROWTH COULD NEGATIVELY AFFECT OUR BUSINESS.

Our future success depends to a significant extent on the continued service and coordination of our management team, particularly Eric J. Kuhn, our co-founder and Chairman of the Board, Mark F. Thimmig, our President and Chief Executive Officer as of February 15, 2006, and Jack M Benson, our Chief Financial Officer. We have entered into agreements with Mr. Kuhn, Mr. Thimmig and Mr. Benson that provide, among other things, that they are compensated in the event they are terminated without cause. The loss or departure of any of our executive officers or key employees could harm our ability to implement our business plan. We do not maintain key person insurance on any member of our management team.

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

We are currently upgrading our information systems, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the Campus Outfitters acquisition, the continued growth of our textbook program, and to comply with the numerous reporting and control requirements imposed by the Sarbanes Oxley Act, including Section 404. Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We launched the first phase of the upgraded new system in our second quarter of fiscal 2004, however, the systems upgrades were complex. This complexity can make it difficult to detect errors or failure in our website prior to implementation. We may not immediately discover errors in our new system until the volume of orders placed by our customers significantly increases from the levels we experienced in our last fall back to school season. As a result, the upgraded website may not achieve the expected benefits. Unanticipated problems with our website may result in customer dissatisfaction, a loss of, or delays in, the market acceptance of our website, and lost revenue and collection difficulties during the period required to correct these errors. Failure to correct these problems may harm our reputation, our brand and our business.

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

Substantially all of our computer and communications hardware and software systems associated with the operation of our website are located at a single facility in Sterling, Virginia. That facility is owned, maintained and serviced by Qwest Communications. Although we own and maintain our hardware and software systems, including the software which is central to the sales, ordering and shipping processes, we rely on Qwest to ensure our computer and communications hardware and software operate efficiently and continuously. We do not presently have fully redundant systems or a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for losses that may occur. Communications circuits, including access to and from the Internet are currently supplied by Qwest Communications. A disruption in this Internet service could cause a disruption in our ability to service our clients.

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

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC and NASDAQ impose new duties on us and our executives, directors, attorneys and independent accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting. It is uncertain as to which fiscal year we will need to comply with Section 404 of the Sarbanes-Oxley Act, although it is possible that it could be applicable to us for our December 31, 2006 Form 10-K. We expect that our efforts to comply with these new regulations will result in significant increases in general and administrative expenses in fiscal 2006 as we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Additionally, we expect that our efforts to prepare to comply with these new regulations will also result in a diversion of management time and attention from operating activities to compliance activities. Any of these developments could materially increase our operating expenses or affect our operating performance, which would adversely affect financial results.

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

NEW ACCOUNTING PRONOUNCEMENTS MAY NEGATIVELY IMPACT OUR STOCK PRICE.

In December 2004, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.” This statement, which is effective in our first quarter of 2006, changes how we account for share-based compensation and may negatively impact our stock price. The impact of adoption of SFAS No. 123R is difficult to predict at this time because it will depend on levels of share-based payments granted in the future. However, we believe if we had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the notes to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption.

OUR ACQUISITION OF CAMPUS OUTFITTERS MAY ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS IN FUTURE YEARS.

On May 26, 2005, we completed our first acquisition, acquiring substantially all of the assets of Campus Outfitters, a leading retailer of private elementary, middle and high school uniforms. As a result, we incurred acquisition and integration costs which contributed to a decrease in income before taxes. Although we expect the acquisition to be accretive to our earnings in fiscal 2006 and beyond, we may experience additional unforeseen integration expenditures or we may not realize expected synergies between our businesses. If this happens, our financial results may be adversely affected.

WE MAY ENCOUNTER PROBLEMS EFFECTIVELY INTEGRATING CAMPUS OUTFITTERS.

Acquisitions involve the integration of companies that have previously operated independently. In connection with the Campus Outfitters acquisition, there can be no assurance that we will:

•	effectively integrate employees, operations, products and systems;

•	realize the expected benefits of the transaction;

•	retain key employees;

•	realize all expected synergies;

•	avoid unanticipated operational difficulties or expenditures or both; and

•	effectively operate our existing textbook business, given the significant diversion of resources and management attention required to successfully integrate Campus Outfitters.

In addition to the risks described above the ultimate success of our acquisition of Campus Outfitters is dependent on factors which include the following:

•	our ability to retain and motivate Campus Outfitter key employees;

•	our ability to fulfill our strategic plan for the acquisition of Campus Outfitters; and

•	our ability, together with Campus Outfitters, to cross-sell our products between our respective client bases.

IF WE ACQUIRE ANY ADDITIONAL COMPANIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR CORE BUSINESS, DILUTE SHAREHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

We evaluate and enter into negotiations pertaining to possible acquisitions, strategic investments in businesses and joint ventures in the ordinary course of our business. New acquisitions or investments may be disruptive to our organization. In connection with any acquisitions or investments, there is no assurance that we will:

•	effectively integrate operations, technologies, services and personnel;

•	avoid a diversion of financial and managerial resources from existing operations;

•	avoid assumption of unknown liabilities;

•	avoid unanticipated operational difficulties or expenditures or both;

•	retain key employees;

•	generate sufficient revenue to offset acquisition or investment costs; and

•	realize the expected benefits of the transaction.

In addition, any future acquisition or investment may result in a dilution to existing shareholders to the extent we issue shares of our common stock as consideration or reduced liquidity and capital resources to the extent we use cash as consideration.

OUR CAMPUS OUTFITTER BUSINESS DEPENDS IN PART ON THE AVAILABILITY OF SUITABLE LEASE SPACE TO SELL ITS SCHOOL UNIFORMS.

Through our Campus Outfitters brand, we sell school uniforms to the private K-12 school marketplace at retail locations in Indiana, Maryland, Michigan, North Carolina, New York, Ohio, Texas and Virginia. Part of our future growth is dependent on our ability to continue to operate these stores in desirable locations with lease costs that allow us to earn a reasonable return. One retail location is currently leased month-to-month and the other retail locations have leases that are scheduled to expire between January 2007 and May 2015. There can be no assurance that we will be able to renew our current leases as they expire, or that new leases will be available on terms acceptable to us. Failure to renew expiring leases may harm our reputation, our brand and our business.

IF WE DO NOT SUCCESSFULLY OPERATE OUR CAMPUS OUTFITTER RETAIL LOCATIONS, OUR BUSINESS COULD BE HARMED.

If we do not successfully operate our Campus Outfitter retail locations, our ability to meet customer demand could be significantly limited. Because our business model has not depended on sales from retail locations in the past, we may not manage our retail facilities in an optimal way, which may result in an excess or insufficient amount of inventory at our retail locations. A failure to optimize inventory in our retail locations will increase our shipping costs, by requiring us to make additional shipments to or from retail locations or vendors. We may be unable to adequately staff our retail locations. As we expand our retail customer base, our fulfillment network may become increasingly complex and operating it will become more challenging. There can be no assurance that we will be able to operate our fulfillment network effectively.

AS INTERNET TECHNOLOGY AND REGULATION ADVANCES, WE MAY NOT BE ABLE TO PROTECT OUR DOMAIN NAMES.

We currently hold various Internet domain names relating to our brands, including the “VarsityBooks.com”, “VarsityGroup.com”, “Varsity-Group.com” and “CampusOutfitters.com” domain names. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the generic category of domain names (i.e., .com, .net and .org) is now controlled by a non-profit corporation, which may create additional top-level domains. Requirements for holding domain names have also been affected. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could harm our business.

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

As of December 31, 2005, our executive officers, directors and entities affiliated with them, in the aggregate, owned approximately 21% of our outstanding common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions and the power to prevent or cause a change of control. The interests of these stockholders may differ from the interests of our other stockholders.

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

The stock market, in general, and the trading prices of shares in public technology companies, particularly those such as ours that offer Internet-based products and services, have experienced extraordinary price and volume volatility in recent years. Such volatility has adversely affected the stock prices for many companies irrespective of, or disproportionately to, the operating performance of these companies. Indeed, the trading price of our common stock dropped significantly during the year ended December 31, 2000, thereby precipitating our delisting from the NASDAQ National Market in March 2001. Alternatively, the trading price of our common stock rose significantly during the years ended December 31, 2003 and 2004, ultimately leading to our common stock being relisted on the NASDAQ National Market in September 2004. During the year ended December 31,

2005, the trading price of our common stock dropped significantly. We believe that these fluctuations in our stock prices could be the result of many factors, some of which are beyond our control, such as:

•	our quarterly or annual results in operations;

•	investor perception of us, online retailing services and retail store services in general;

•	general economic conditions both in the United States and in foreign countries;

•	adverse or favorable business developments;

•	futures sales of substantial amounts of our common stock by our existing shareholders, officers or directors;

•	failure to meet estimates or expectations of securities analysts or changes in financial estimates by securities analysts; and

•	announcements by us or our competitors of new products and services.

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

Our headquarters is located at 1850 M Street, Suite 1150, Washington, D.C. We currently lease approximately 69,000 square feet pursuant to thirteen leases that are month-to-month or are scheduled to expire between June 2006 and May 2015.

Location	Use	Square Feet
1300 19th Street, Suite 800, Washington, D.C.	Office Space – New Headquarters	16,000
1850 M Street, Suite 1150 Washington, D.C.	Office Space – Old Headquarters	6,500
5112 Berwyn, Rd College Park, MD	Office Space / Warehouse	16,850
5107A College Park, MD	Warehouse	2,425
5107E College Park, MD	Warehouse	1,975
New York, NY	Office Space	500
Rockville MD	Retail Store	1,175
Fairfax, VA	Retail Store	1,400
Raleigh, NC	Retail Store	1,175
Cincinnati, OH	Retail Store	5,700
Indianapolis, IN	Retail Store	6,825
Williamsville, NY	Retail Store	3,000
Southfield, MI	Retail Store	5,000
Richardson, TX	Retail Store	2,825

On March 31, 2006, we entered into a four-year lease agreement for a new headquarters facility at 1300 19th Street, Suite 800, Washington, D.C. for approximately 16,000 square feet to replace our existing headquarters facilities at 1850 M Street, Washington, D.C., which expires in May 2006. We moved into our new headquarters space during our second quarter of fiscal 2006. We expect our total obligation to be approximately $2.5 million over the four-year term of the lease.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to various legal proceedings and claims incidental to our business. Management does not believe that the resolution of any such matters that are pending as of the date of this report will have a material adverse effect on the results of operations or financial condition of our company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the NASDAQ National Market under the symbol VSTY from February 15, 2000 until March 20, 2001. Beginning on March 21, 2001 our common stock traded on the OTC Bulletin Board under the symbol VSTY.OB until September 29, 2004 when our stock was relisted on the NASDAQ National Market trading under the symbol VSTY where it continues to trade as of the date of this report. Prior to February 15, 2000, our common stock was not publicly traded.

For the period from January 1, 2004 to December 31, 2005, the high and low closing prices per share of our common stock were as follows:

		High	Low
Fiscal Year 2004
First Quarter	(Period from January 1, 2004 to March 31, 2004)	$5.00	$4.10
Second Quarter	(Period from April 1, 2004 to June 30, 2004)	$6.75	$5.00
Third Quarter	(Period from July 1, 2004 to September 30, 2004)	$6.80	$5.56
Fourth Quarter	(Period from October 1, 2004 to December 31, 2004)	$8.27	$5.85

Fiscal Year 2005
First Quarter	(Period from January 1, 2005 to March 31, 2005)	$7.98	$6.56
Second Quarter	(Period from April 1, 2005 to June 30, 2005)	$6.94	$4.91
Third Quarter	(Period from July 1, 2005 to September 30, 2005)	$5.79	$4.74
Fourth Quarter	(Period from October 1, 2005 to December 31, 2005)	$5.01	$3.82

As of March 6, 2006, there were 181 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. On March 6, 2006, the closing price of our common stock as reported on the NASDAQ National Market was $4.08 per share. We believe that the number of beneficial holders is significantly in excess of such amount based on the security position listings we obtain from time to time for the purpose of facilitating mailings to our stockholders.

We have never declared or paid any cash dividends on our common stock. Any decision regarding the declaration of future cash dividends will be made by our Board of Directors in their discretion.

There were no share repurchases of our commons stock during fiscal 2005. As of March 31, 2006, the Company had repurchased a total of 1,215,397 shares.

The information required by this item regarding equity compensation plans is incorporated herein by reference from the information contained in Item 12 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

	Years Ended December 31,
	(in thousands, except per share data)
	2005	2004	2003	2002	2001
Statement of Operations Data
Net Sales
Textbooks	$40,663	$34,437	$22,979	$15,264	$10,698
Uniforms	5,768	—	—	—	—
Shipping and other	3,638	3,245	2,262	1,309	1,781

Total net sales	50,069	37,682	25,241	16,573	12,479

Operating Expenses
Cost of textbooks	28,187	23,349	15,814	10,558	7,976
Cost of uniforms	2,645	—	—	—	—
Cost of shipping	2,868	2,529	1,459	979	656
Sales and marketing	9,275	5,803	3,912	2,754	2,453
Tax related benefit	—	—	(515)	—	—
General and administrative	4,855	3,200	2,224	1,540	3,395
Amortization of acquired intangibles	91	—	—	—	—
Non-cash compensation	—	40	216	388	816

Total operating expenses	47,921	34,921	23,110	16,219	15,296

Income (loss) from operations	2,148	2,761	2,131	354	(2,817)

Other income (expense)	16	(4)	(4)	(4)	(38)
Interest income, net	451	316	245	311	615

Income (loss) before taxes	2,615	3,073	2,372	661	(2,240)
Income tax benefit	9,514	3,808	2,000	—	—

Net income (loss)	$12,129	$6,881	$4,372	$661	$(2,240)

Net income (loss) per share:
Basic	$0.72	$0.41	$0.27	$0.04	$(0.13)

Diluted	$0.64	$0.39	$0.25	$0.04	$(0.13)

Weighted average shares:
Basic	16,947	16,715	16,440	16,086	16,644

Diluted	18,831	17,726	17,323	16,941	16,644

	As of December 31,
	(in thousands)
	2005	2004	2003	2002	2001
BALANCE SHEET DATA
Total cash, cash equivalents and investments	$12,475	$18,858	$19,904	$18,450	$16,811
Working capital	14,588	14,244	19,111	16,948	15,615
Total assets	44,804	30,712	23,206	19,074	17,597
Total stockholders’ equity	41,051	27,988	21,401	17,012	15,898

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading retailer of textbooks, educational materials and school uniforms targeting the private middle and high school, college, distance, and continuing education markets. Under the “VarsityBooks” and “Campus Outfitters” brands, we offer a comprehensive outsource solution to provide textbooks, uniforms and school supplies to private K-12 schools, colleges, and distance and continuing education markets. Through our textbook and uniform outsource solutions, schools are released from the operational and financial challenges associated with managing highly seasonal retail operations and are free to focus on their core educational mission. Parents and students benefit from the increased convenience and value associated with our comprehensive textbook and uniform programs.

We were incorporated in December 1997 and began offering books for sale on our website on August 10, 1998. Prior to 2005, our revenues consisted primarily of sales of new textbooks. In May 2005, we acquired Campus Outfitters, a leading retailer of school uniforms to the private K-12 school marketplace, and introduced school uniforms as a second revenue stream into our business. To date, the primary channel for textbook sales has been through online eCommerce transactions, while the majority of uniform sales have been recognized through retail stores and on-campus sales events.

Our original sales model focused on building a broad consumer brand offering promotions and deeply discounted textbook prices to entice college students to visit our website and purchase their textbooks from us. However, during 2000 we began to focus resources on the growth and development of our eduPartners program, whereby we became a provider of new textbooks and learning materials to private middle and high school, college, distance, and continuing education markets. This model represents the overwhelming majority of our textbook business today.

Fiscal 2002 marked a significant milestone for us as we recorded the first profitable fiscal year in our company. This was accomplished through a combination of revenue growth, margin enhancement and cost reduction efforts initiated during 2000. As part of this transformation we successfully lowered our overall expense structure and improved the margins of our retail book business while growing eduPartners revenues.

In May 2005, as part of our strategy to expand the number of services and products we offer our customers, we acquired Campus Outfitters. Through the Campus Outfitters brand, Varsity Group owns and operates nine retail locations serving private K-12 school communities as their official school uniform provider. Parents and students are also able to purchase uniforms and related items via on-campus sales events which are held at eligible schools as well as online through customized virtual stores which are created on www.campusoutfitters.com for each partner school containing all required uniform components. We believe with the Campus Outfitters acquisition, we now have the opportunity to begin cross-selling our textbook and uniform model between our combined network of existing customers.

During 2005, in part due to organic growth through our eduPartners program and in part due to the acquisition of Campus Outfitters, overall revenues grew by $12.4 million, or 32.9%, to $50.1 million, from $37.7 million in fiscal 2004. Fiscal 2005 also represented our fourth consecutive profitable fiscal year.

We expect textbooks and uniforms/apparel to remain our primary sources of revenue in 2006. However, we will continue to explore opportunities to expand the scope of products and services we provide our partner schools and will aggressively pursue opportunities which we believe will enable us to introduce new, profitable revenue streams.

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

Seasonality

We experience significant seasonality in our results of operations. Consistent with our focus on the expansion of eduPartners and introduction of Campus Outfitters uniform model and their current concentration of private middle and high school institutions, since the year ended December 31, 2000, our peak selling period is the July/August/September back-to-school season. During fiscal 2005 and 2004, approximately 86% and 85% of our revenues, respectively, were recognized in this period. We expect this trend to continue as we expand our textbook and uniform programs in the private middle and high school market during 2006. While many private middle and high school institutions have an active book buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Historically, Campus Outfitters has experienced the same seasonality in its results of operations. Consistent with its current concentration of private elementary, middle and high schools, Campus Outfitters peak selling season has been July/August/September back-to-school season. Part of our strategy is to extend our textbook program more deeply into the college and distance learning markets, expand our uniform model to more broadly incorporate branded apparel and identify profitable new products or services to market to our existing customer base. This could result in more balanced revenues throughout the year. However, based upon our current program, product and school mix, we will continue to experience significant fluctuations in quarterly operating results. Please see “Forward-Looking Statements.”

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, see Note 2 in the accompanying consolidated financial statements included in this Annual Report on Form 10-K. We do not have any ownership interest in any special purpose or similar entities and do not have any significant related party transactions except for those associated with our relationship with B&T prior to July 2003. See Note 3 to the consolidated financial statements.

Pursuant to guidance published by the SEC regarding disclosure about critical accounting policies, we have identified the following accounting policies as critical to the understanding of our financial statements.

Revenue Recognition

We recognize revenue from textbook and uniform sales, net of any discounts and coupons, when our customers receive the products. We take title to new textbooks sold online via our eduPartners program upon transfer to the shipper and assume the risks and rewards of ownership including the risk of loss for collection. We take title to our uniform and textbook inventory held at our retail locations at the time of purchase from the supplier, publisher or buyback customer and we place them in inventory as available for sale at that time. We do not function as an agent or broker for our supplier (see Note 3 to the consolidated financial statements). Outbound shipping charges are included in net sales. We provide allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. Through May 2005, our revenues have consisted primarily of sales of textbooks. After our acquisition of Campus Outfitters in May 2005, our revenues have consisted of sales of textbooks and uniforms.

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal 2003, 2004 and 2005, estimates of future profitability and the overall prospects of our business, we concluded that it is more likely than not that the recorded portion of the deferred tax benefits will be realized. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Such releases, if any, would result in recording a tax benefit that would increase net income in the period the allowance is released and, thereafter, if relating to certain option deductions, increase additional-paid-in-capital. At December 31, 2005, approximately $6.9 million of potential future income tax benefit was fully reserved on our consolidated financial statements.

Stock-Based Compensation Plans

Through December 31, 2005, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board (“ABP”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value based method of accounting (see “Recent Accounting Standards.” We estimate that if we used the fair value method outlined by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” our reported amounts of net income would have been reduced by approximately $5.7 million, $1.9 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003 respectively. Our reported amounts of net income per diluted share would have been reduced by approximately $0.30, $0.10 and $0.04 for the years ended December 31, 2005, 2004 and 2003, respectively. The determination of the fair value of our equity options includes significant estimates, such as volatility and expected terms. See Note 2 to the consolidated financial statements.

Valuation of Inventories

Inventories, consisting of textbooks and uniforms available for sale, are valued at the lower of cost or market value and are accounted for principally using the FIFO method. Our inventory balance as of December 31, 2005 consists mainly of used textbooks that we purchased during fiscal 2005, new textbooks that we are able to procure from publishers at better terms than those available to B&T, and uniforms or apparel, and new and used textbooks located at our retail locations. Historically, approximately 90% of the unsold new textbook inventory held by B&T in support of our eduPartners program has been returned for full credit with publishers, which substantially reduces our risk of inventory obsolescence. We take title to the remaining unsold inventory and write down this balance, as well as any remaining used book inventory, for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions on a quarterly basis.

In connection with our acquisition of Campus Outfitters, we acquired approximately $2.6 million in apparel inventory. In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), we valued the acquired inventory based on estimated selling prices less the sum of a reasonable profit allowance for our selling effort and costs of disposal.

Business Acquisition and Valuation and Impairment Review of Long-Lived Assets

We accounted for our purchase of Campus Outfitters in accordance SFAS 141 and accounted for the related acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 141, we allocated the cost of Campus Outfitters to the identifiable tangible and intangible assets and liabilities assumed, with the remaining amount being classified as goodwill. Management’s estimates of the fair value of the identifiable intangible assets acquired was based on discounted cash flow techniques that included significant estimates about future performance. As required by SFAS 142, in lieu of amortizing goodwill, we will test goodwill for impairment annually and any time a triggering indicator exists. The determination of the value of such intangible assets and the annual impairment tests required by SFAS 142 requires management to make estimates of future revenues, customer retention rates, estimated useful lives and other assumptions that affect our consolidated financial statements.

We assess the impairment of long-lived assets, including software developed for internal use, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In addition, at each reporting date, we compare the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off. In accordance with SFAS 144, we recorded a write-off of approximately $15,000 during the fiscal year ended December 31, 2005 related to the discontinued use of our buyback program software, which has been replaced with another tool.

Evaluating long-lived assets for impairment involves judgments as to when an asset may potentially be impaired. We consider there to be a risk of impairment if there is a significant decrease in the market value of an asset or if there is a significant change in the extent or intended use of an asset.

RESULTS OF OPERATIONS

	Fiscal Years Ended December 31,
	2005	2004	2003
Net sales:
Textbooks	81.2%	91.4%	91.0%
Uniforms	11.5%	—	—
Shipping	7.3%	8.6%	9.0%

Total net sales	100.0%	100.0%	100.0%

Operating Expenses:
Cost of textbooks	56.3%	62.0%	62.6%
Cost of uniforms	5.3%	—	—
Cost of shipping	5.7%	6.7%	5.8%
Sales and marketing	18.5%	15.4%	15.5%
Tax related benefit	—	—	(2.0)%
General and administrative	9.7%	8.5%	8.8%
Amortization of acquired intangibles	0.2%	—	—
Non-cash compensation	—	0.1%	0.9%

Total operating expenses	95.7%	92.7%	91.6%

Income from operations	4.3%	7.3%	8.4%
Other income, net	0.9%	0.8%	1.0%

Income before income taxes	5.2%	8.2%	9.4%
Income tax benefit	19.0%	10.1%	7.9%

Net income	24.2%	18.3%	17.3%

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Net Sales

Net sales increased 32.9%, or $12.4 million, to $50.1 million for year ended December 31, 2005. Uniform revenue introduced with our acquisition of Campus Outfitters in May 2005 represented approximately $5.8 million of this increase. The remaining increase of $6.6 million was due to the growth of textbook and related revenues attributable to the increase in the number of schools we serviced during 2005 compared to the prior year period.

Net sales consist of sales of textbooks and uniforms and charges to customers for outbound shipping and are net of allowances for returns, promotional discounts and coupons. Revenues from sales are recognized at the time products are received by the customer. In 2006, we expect our total revenues to increase based upon the continued growth of our VarsityBooks eduPartners textbook and Campus Outfitters school uniform programs. Over time, expansion of used book revenue as a percentage of total revenues may serve to lower textbook revenue growth since used books are typically priced at a 25% discount to comparable new textbooks. However, the related decrease in revenue growth is typically offset by higher gross margins associated with the sale of used books. See “Forward Looking Statements.”

Operating Expenses

Cost of Textbooks

Cost of textbooks consists of the cost of textbooks and related education material sold to customers. Cost of textbooks increased 20.7%, or approximately $4.8 million, to approximately $28.2 million for the year ended December 31, 2005. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of textbooks was 69.5% for the year ended December 31, 2005, compared to 67.9% for the year ended December 31, 2004. This increase was attributable, in part, to increased inventory and related obsolescence costs associated with our expansion to a second distribution center located in Reno, Nevada this year, deeper ordering in support of our eduPartners program and increased costs associated with textbook sales through our Campus Outfitter retail stores. Cost of textbooks varies with textbook revenue and we expect these costs to increase in absolute dollars as our customer base and number of eduPartners served expands. Please see “Forward-Looking Statements.”

Cost of Uniforms

Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms was approximately $2.6 million for the year ended December 31, 2005. Expressed as a percentage of related revenue, cost of uniforms was 45.9% for the year ended December 31, 2005. Cost of uniforms varies with uniform revenue and we expect these costs to increase in absolute dollars as our customer base expands. Please see “Forward-Looking Statements.”

Cost of Shipping

Cost of shipping consists of outbound shipping to our customers. Cost of shipping increased 13.4%, or approximately $0.3 million, to approximately $2.9 million, for the year ended December 31, 2005. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of shipping was 78.8% for the year ended December 31, 2005 compared to 77.9% for the year ended December 31, 2004.

Certain aspects of our agreements with B&T provide for the assignment of separate values to the separate services provided by them: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by B&T. Consequently, we have included in “cost of textbooks” in our statement of operations the cost of purchased books from B&T, we have included in “cost of shipping” the cost of shipping charges from B&T and we have included in sales and marketing the cost of other services including website content and customer database management charged from B&T.

Sales and Marketing

Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our eduPartners schools, expenses associated with our Campus Outfitters retail locations and road shows, seasonal overhead associated with performing inventory purchases at eduPartner schools, and payroll and related expenses for personnel engaged in sales and marketing, account management, eduPartners operations and Campus Outfitters operations. Sales and marketing expense increased 59.8%, or approximately $3.5 million, to approximately $9.3 million for the year ended December 31, 2005. The increase during fiscal 2005 was attributable to increased costs associated with the acquisition of Campus Outfitters, increased credit card processing fees associated with higher absolute sales levels, an increase in expenses for payments to our program schools based upon increased sales levels and increases in payroll and related expenses and other costs resulting from an increase in the number of staff dedicated to sales and marketing, account management and operations compared to the prior year period.

The following table sets forth sales and marketing expense for the years ended December 31, 2005 and 2004 (in thousands):

	Years ended December 31,
	2005	2004
Variable sales and marketing expense	$4,684	$3,665
Percentage of total revenue	9.4%	9.7%
Other sales and marketing expense	$4,591	$2,137
Percentage of total revenue	9.1%	5.7%

Sales and marketing expense, as reported	$9,275	$5,803
Percentage of total revenue	18.5%	15.4%

Variable sales and marketing expense consists of credit card expenses, certain expenses associated with contracting with our eduPartners and Campus Outfitters schools, and sales expenses associated with our agreement with B&T. During fiscal 2005, variable sales and marketing expense increased 27.8%, or approximately $1.0 million, to approximately $4.7 million from the comparable year period. This increase was attributable to our revenue growth. We expect that variable sales and marketing expense will continue to increase at levels consistent with growth in the number of schools we service. Please see “Forward-Looking Statements.”

Other sales and marketing expense consists of primarily of payroll and related expenses for personnel engaged in sales and marketing, account management, eduPartners operations and Campus Outfitters operations, travel expense, expenses associated with our Campus Outfitters retail locations and road shows and seasonal overhead associated with performing inventory purchases at eduPartner schools. During fiscal 2005, fixed sales and marketing expense increased 114.8%, or approximately $2.5 million, to approximately $4.6 million from the comparable year period. We anticipate that other sales and marketing expenses will continue to increase in absolute dollars as we expand operations to support expected short and longer-term revenue growth. Please see “Forward-Looking Statements.”

General and Administrative

General and administrative expense consists of payroll and related expenses for executive, administrative, and our development and systems personnel, facilities expenses, costs associated with the upgrade and maintenance of our website, outside consultant and professional services expenses, travel, and other general corporate expenses. General and administrative expense, reported net of $0.7 million and $0.8 million of costs capitalized for software developed for internal use for fiscal 2005 and 2004, respectively, increased 52.0%, or approximately $1.7 million, to approximately $4.9 million for the year ended December 31, 2005 compared to the prior year period. The net increase was primarily attributable to increased costs associated with our acquisition of Campus Outfitters in May 2005, an increase in maintenance costs associated with the costs we have capitalized in prior periods for software developed for internal use and general increases in personnel and infrastructure expenditures associated with the growth of our business.

We are capitalizing costs associated with our website upgrade in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We began to amortize the capitalized costs on our balance sheet as of June 30, 2004 on a straight-line basis beginning in our third quarter of fiscal 2004 when the website was placed into service, and we will continue to capitalize the costs of new functionality related to the website upgrade during fiscal 2006 in accordance with SOP 98-1.

We will continue to upgrade our information systems in fiscal 2006, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the Campus Outfitters acquisition, the continued growth of our textbook program, and to comply with the numerous reporting and control requirements imposed by the Sarbanes Oxley Act, including Section 404. Therefore, we anticipate incurring significant increases in general and administrative expenses in fiscal 2006. Please see “Forward-Looking Statements.”

Amortization of Acquired Intangibles.

Our acquisition of Campus Outfitters in May 2005 was accounted for under the purchase method of accounting. As a result, we recorded intangible assets at their applicable fair values of the net tangible assets acquired. Intangible assets are amortized over periods ranging from three to ten years. Amortization of intangibles was approximately $0.1 million during fiscal 2005. See Note 10 to the consolidated financial statements.

Non-Cash Compensation

Non-cash compensation expense consists of expenses related to previous year grants of employee options based on the intrinsic value of the stock option. Non-cash compensation was $40,000 for the year ended December 31, 2004. The deferred non-cash compensation expense was fully amortized as of September 30, 2004.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income on our cash and cash equivalents and investments. Other income was $0.5 million for the year ended December 31, 2005, compared to $0.3 million for the year ended December 31, 2004. The increase in fiscal 2005 as compared to the prior year period was due to higher average interest rates.

Income Taxes

Income tax benefit for the years ended December 31, 2005 and 2004 was approximately $9.5 million and $3.8 million, respectively. We account for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. During fiscal 2005 and 2004, management reassessed the potential realization of its remaining valuation allowance based on its financial projections, estimates of future profitability and the overall prospects of our business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Consequently, we released $10.0 million and $5.0 million of the valuation allowance in fiscal 2005 and 2004, respectively, which has resulted in a tax benefit during both years compared to an expected combined federal and state statutory tax rate of approximately 38.9% and 38.0%, respectively. The deferred tax benefits of $10.0 million and $5.0 million recorded in 2005 and 2004, respectively, were offset by income tax provisions of approximately $0.5 million and $1.2 million related to pre-tax income recorded in fiscal 2005 and 2004, respectively. At December 31, 2005 and 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $57.3 million and $60.3 million, respectively, which expire beginning in 2018.

We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Please see “Forward-Looking Statements” and Note 15 to the consolidated financial statements.

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

Sales and marketing

Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our eduPartners schools, seasonal overhead associated with performing inventory purchases at eduPartner schools, and payroll and related expenses for personnel engaged in sales and marketing, account management and eduPartners operations. Sales and marketing expense increased 48.3%, or approximately $1.9 million, to approximately $5.8 million for the year ended December 31, 2004, compared to the same period in 2003. The increases in 2004 were attributable to higher costs associated with sales and marketing fees related to our agreement with B&T, increased credit card processing fees associated with higher sales levels as well as increases in payroll and related expenses and other expenses resulting from an increase in the number schools in our eduPartners program and the number of employees compared to the prior year period. Contributing to the increase in the year ended December 31, 2004 were the seasonal costs associated with performing inventory purchases of used books at eduPartner schools for the first time during our second quarter fiscal 2004.

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

Tax related benefit

During the year ended December 31, 2003, we recorded a negative tax related expense of $0.5 million. This tax related expense was attributable to the release of earlier sales tax related tax accruals recorded primarily between 1999 and 2001. No similar benefit was recorded in fiscal 2004.

General and Administrative

General and administrative expense consists of payroll and related expenses for executive, administrative, and our development and systems personnel, facilities expenses, costs associated with the upgrade and maintenance of our website, outside consultant and professional services expenses, travel, and other general corporate expenses. General and administrative expense, reported net of $0.8 million of costs capitalized for software developed for internal use during fiscal 2004, increased 44.0%, or approximately $1.0 million, to approximately $3.2 million for the year ended December 31, 2004 compared to the prior year period. This increase was due to an increase in personnel and infrastructure expenditures needed to support the growth of our business as well as increased expenses associated with the relisting of our common stock on the NASDAQ National Market on September 29, 2004.

We are capitalizing costs associated with our website upgrade in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We began to amortize the capitalized costs on our balance sheet as of June 30, 2004 on a straight-line basis beginning in our third quarter of fiscal 2004 when the website was placed into service.

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

During fiscal 2004 and 2003, management reassessed the potential realization of its remaining valuation allowance based on its financial projections, estimates of future profitability and the overall prospects of our business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Consequently, we released $5.0 million and approximately $2.9 million of the valuation allowance in fiscal 2004 and 2003, respectively, which has resulted in a tax benefit during both years compared to an expected effective tax rate of approximately 38.8%. The deferred tax benefits of $5.0 million and approximately $2.9 million recorded in 2004 and 2003, respectively, were offset by income tax provisions of $1.2 million and $0.9 million related to pre-tax income recorded in fiscal 2004 and 2003, respectively. At December 31, 2004 and 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $60.3 million and $59.8 million, respectively, which expire beginning in 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had $6.1 million of cash, cash equivalent and short-term investments in auction rate marketable securities and net working capital of approximately $14.6 million compared to approximately $11.9 million of cash, cash equivalents and short-term investments and net working capital of approximately $14.2 million at December 31, 2004. The decrease in cash, cash equivalents and short-term investments during 2005 was primarily attributable to cash payments for the Campus Outfitters acquisition and related liabilities, collection of certain rebates and receivables from B&T that were not realized until our first quarter of fiscal 2006, and cash payments to acquire used textbooks during our fiscal 2005 buyback campaign. As of December 31, 2005, our principal commitments consisted of obligations outstanding under accrued liabilities, accounts payable and operating leases. During 2005, we continued to upgrade our internally developed system for our website. In 2006, we expect to experience significant expenditures related to ongoing systems and infrastructure upgrades. We also expect additional increases in our capital expenditures and lease commitments consistent with anticipated growth in operations and personnel.

Net cash (used in) provided by operating activities was $(2.5) million, $0.2 million and $1.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. The change in operating cash flows of $(2.7) million during the year ended December 31, 2005 from the prior year period was due to:

•	an increase in other current assets related to deposits we had with B&T; and

•	an increase in accounts receivable associated with the increase in revenues recorded in fiscal 2005.

These decreases were partially offset by an increase in net income, partially offset by the tax benefit associated with the release of a portion of the valuation allowance against deferred tax assets.

The change in operating cash flows of $(1.6) million during the year ended December 31, 2004 from the prior year period was due to:

•	an increase in inventory associated with a large scale inventory buyback of used textbooks, the procurement of used textbooks from third party wholesalers and the operations of two on-campus bookstores during the year ended December 31, 2004;

•	an increase in other current assets related to deposits we had with B&T; and

•	an increase in accounts receivable associated with the increase in revenues recorded in fiscal 2004, compared to the prior year period.

These decreases were partially offset by an increase in net income, partially offset by the tax benefit associated with the release of a portion of the valuation allowance against deferred tax assets as well as increases in taxes payable and accounts payable in the year ended December 31, 2004 compared to the prior year period.

Investing activities consist of acquisitions of businesses, capitalization of software developed for internal use, purchases of property, plant and equipment, purchases of software, and purchases and sales of short-term and long-term investments. Net cash provided by (used in) investing activities was $74,000, $4.0 million, and $(1.8) million during the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, we used approximately $3.1 million cash for the acquisition of Campus Outfitters and had total purchases of property, equipment and software, including capitalization of software, of approximately $1.0 million, primarily due to our initiative to upgrade our internal software system for our website. During the year ended year ended December 31, 2005, we sold approximately $4.1 million of short-term and long-term investments.

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

Net cash provided by (used in) financing activities was $0.3 million, $(0.3) million and, $(0.2) million for the years ended December 31, 2005, 2004 and 2003, respectively. Net cash provided by financing activities in 2005 consisted of $0.3 million cash proceeds from the exercise of stock options and warrants. Net cash used in financing activities in 2004 consisted of $0.5 million cash used to purchase treasury shares, partially offset by proceeds from the exercise of stock options and warrants. Net cash used in financing activities during 2003 consisted of $0.7 million cash used to purchase treasury shares, partially offset by net proceeds from the exercise of stock options and warrants.

Commitments

With our acquisition of Campus Outfitters in May 2005, we assumed capital and operating leases for certain equipment and vehicles used in the normal course of business, lease obligations for nine retail stores and two warehouses, and nominal amounts of other purchase obligations. Operating lease arrangements are sometimes referred to as a form of off-balance sheet financing. We do not use off-balance sheet arrangements with unconsolidated entities; accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. We do have an off-balance sheet arrangement with a related party for our College Park, Maryland retail and warehouse lease. See Note 17 to the consolidated financial statements.

The following table provides an overview of our aggregate contractual obligations and the effect these obligations are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Capital lease obligations and other	$25	$18	$5	$—	$—	$—	$48
Operating lease obligations (1) (2)	$1,055	$1,074	$1,001	$938	$555	$954	$5,577

Total	$1,080	$1,092	$1,006	$938	$555	$954	$5,625

(1)	Includes payments made through April 2006 for month-to-month leases.

(2)	On March 31, 2006, we entered into a four-year lease agreement for a new headquarters facility at 1300 19th Street, Suite 800, Washington, D.C. for approximately 16,000 square feet. This lease will replace our existing headquarters facilities at 1850 M Street, Washington, D.C., which expires in May 2006. We moved into our new headquarters space during our second quarter of fiscal 2006. Our expected total cash obligation to be approximately $2.5 million over the full four-year term of the lease is included. See Note 19.

As of the date of this filing, we lease approximately 69,000 square feet pursuant to thirteen leases that are month-to-month or are scheduled to expire between May 2006 and May 2015.

We intend to increase spending on the development of our eduPartners and Campus Outfitters school programs and related infrastructure, the Campus Outfitters integration, and we anticipate incurring additional increases in general and administrative expenses fiscal 2006 as we take more of the necessary steps to prepare to comply with the numerous reporting and control requirements imposed by the Sarbanes-Oxley Act, including Section 404. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm our results of operations and financial condition. Please see “Forward-Looking Statements.”

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

We believe that our existing liquidity and expected cash flows from operations will satisfy the capital requirements of our current business for the foreseeable future. We believe that the combination of cash, cash equivalents, short-term and long-term investments and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs associated with our current business model for at least the next twelve months. See “Forward Looking Statements.”

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25 and requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the financial statements based on their fair values. We are required to adopt SFAS 123R in the first quarter of 2006.

Through December 31, 2005, we accounted for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally did not recognize any compensation related to stock option grants we issued under our equity compensation plans. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

Beginning in our first quarter 2006, SFAS 123R requires us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also requires us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. We plan to use the modified-prospective method of recognition of compensation expense related to share-based payments, which requires that compensation expense be recorded for all unvested stock options and restricted stock from the beginning of the first quarter of adoption of SFAS 123R. The impact of adoption of SFAS 123R is difficult to predict at this time because it will depend on levels of share-based payments granted in the future. However, management currently estimates that, based on our unvested stock option awards outstanding as of December 31, 2005, the remaining compensation cost related to previous grants that will be recognized in the financial statements pursuant to the modified prospective method in future years will be approximately $0.2 million.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). Under SFAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective for accounting changes and corrections of errors made, if any, in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this standard will have a material impact on our financial position in 2006.

In October 2005, the FASB issued FASB Staff Position FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123R-2”). FSP 123R-2 requires companies to estimate the fair value of share based payment awards when the award has been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123 R-2, a mutual understanding is assumed to exist on the date the award is approved by the Board of Directors and the key terms and conditions of the award are expected to be communicated to the individual within a relatively short time period from the date of approval. We are required to adopt FSP 123R in the first quarter of 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents, short-term investments and long-term investments are subject to interest rate risk. We manage this risk by maintaining a diversified investment portfolio of instruments with high credit quality and varying maturity dates. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents, short-term investments and long-term investments held was $12.5 million and $18.9 million at December 31, 2005 and December 31, 2004, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The weighted average yield on interest-bearing investments held as of December 31, 2005 was approximately 3.7% per annum. Based on our investment holdings at December 31, 2005, a 100 basis point decline in the average yield would have reduced our annual interest income by $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by Regulation S-X are included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES [TBD]

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

As described below, management identified a material weakness in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Specifically, we did not maintain effective controls over the accuracy of the calculation of earnings per share. Effective controls were not designed and in place over the calculation of diluted shares outstanding for purposes of calculating diluted earnings per share. This control deficiency resulted in a computational error of the number of shares to be assumed as repurchased in the application of the treasury stock method that was not prevented or detected. The source of the error was an error in the functioning of a spreadsheet used to make the underlying computations. Although this error did not affect total revenues, expenses or net income, it understated the dilutive effect of stock options granted in determining the weighted average common shares by overstating the number of shares eligible for repurchase under the treasury method consistent with Financial Accounting Standard Board Statement No. 128, “Earnings Per Share” and, therefore, overstating diluted earnings per share (but not net income) reported in certain prior periods in which we reported a net profit. This control deficiency resulted in an audit adjustment to the 2005 annual consolidated financial statements prior to their public release. Additionally, this control deficiency could have resulted in a misstatement of earnings per share that would have resulted in a material misstatement to annual or interim financial statements that would not have been prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of the material weakness described above, we performed additional analysis and other post-closing procedures which included the recalculation of all share amounts used in the earnings per share calculation to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. The error was corrected in our 2005 annual consolidated financial statements. Our audit committee, in consultation with our management, evaluated the impact of this error on our previously issued annual and interim consolidated financial statements and concluded that, based on a SAB 99 analysis which included quantitative and qualitative factors, in light of the facts and circumstances, the effect of the error was not material to any prior period and that a restatement was not required. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We have taken appropriate steps during the first quarter of 2006 to remediate the identified material weakness by correcting the methodology used to calculate diluted shares outstanding, placing further controls around this process, and acquiring a third-party software product to automate this process, with the new product to be run in parallel with the existing system. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, the newly-designed controls have not operated for a sufficient period of time to demonstrate operating effectiveness. We will continue to test, monitor and assess our remediation activities to ensure that this material weakness is remediated as soon as practicable.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No such changes occurred during our last fiscal quarter. However, based on the evaluation we conducted during the first quarter of 2006, management has implemented changes described above as a result of the material weakness identified. Management believes the measures that we have implemented to remediate the material weakness relating to the calculation of diluted shares outstanding have had a material impact on our internal control over financial reporting during the first quarter of 2006 and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

On October 2, 1998, the Company adopted the 1998 Stock Plan, under which incentive stock options, non-qualified stock options or stock rights, or any combination thereof may be granted to the Company’s employees. As of December 31, 2005, there are 8.0 million shares authorized under the Company’s Stock Option Plan.

The following table summarizes equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (thousands) (c)
Equity compensation plans approved by security holders	4,805	$4.20	798
Equity compensation plans not approved by security holders	—	—	—

Total	4,805		798

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A)	1.	Consolidated Financial Statements. The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 of this Form 10-K:X

		(a) Report of Independent Registered Public Accounting Firm	40
		(b) Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	41
		(c) Consolidated Balance Sheets as of December 31, 2005 and 2004	42
		(d) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	43
		(e) Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	44
		(f) Notes to Consolidated Financial Statements	45

	2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

	3.	Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K, and such Exhibit Index is incorporated herein by reference.

EXHIBIT	DESCRIPTION

2.1(4)	Purchase agreement between Varsity Group Inc. and Campus Outfitters, LLC (Exhibits and Schedules omitted, but available upon request by the Securities and Exchange Commission.)

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(1)	Amended and Restated By-laws of the Company.

4.1(1)	Specimen Certificate of the Company’s common stock.

10.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.

10.2*	Second Amended and Restated 1998 Stock Option Plan.

10.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999

10.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.7(1)*	Agreement for Eric J. Kuhn.

10.7b(5)*	Amended agreement dated February 15, 2006 between Varsity Group Inc. and Eric J. Kuhn.

10.8(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc. and Daniel Rush, Vice President of Sales

10.9(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc. and Jeff Gatto, Vice President of Operations.

10.10(2)*	Employment Agreement dated August 18, 2003 between Varsity Group Inc. and Jack M Benson, Chief Financial Officer.

10.11(1)*	Employee Stock Purchase Plan.

10.12(4)*	Employment Agreement dated May 26, 2005 between Varsity Group Inc. and Adam Hanin, Executive Vice President of Sales.

10.13(5)*	Letter Agreement dated February 14, 2006 between Varsity Group Inc. and Mark F. Thimmig, President and Chief Executive Officer.

10.20(2)*	Amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan approved by stockholders at the 2003 Annual Meeting of Stockholders.

10.31(3)*	Share Purchase Agreement dated November 4, 2003 between Varsity Group and Eric J. Kuhn, President and Chief Executive Officer.

10.32(3)*	Share Purchase Agreement dated November 4, 2003 between Varsity Group and Jack M Benson, Chief Financial Officer.

10.33(5)*	Share Purchase Agreement dated November 12, 2004 between Varsity Group and Eric J. Kuhn, President and Chief Executive Officer.

10.34(5)*	Restricted Stock Agreement dated February 15, 2005 between Varsity Group Inc. and Mark F. Thimmig.

10.40(4)	2004 / 2005 Fulfillment letter agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of February 17, 2004.

10.41(4)	Amended and Restated 2004 / 2005 fulfillment letter agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of July 15, 2005.

10.42(4)	2007/2008 Fulfillment letter agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of July 15, 2005.

21.1(1)	List of Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (included on Signature Page to this report).

31.1	Certification of Chief Executive Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).

(2)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(3)	Incorporated herein by reference to the exhibits to the Company’s Annual report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 14, 2006.

*	Indicates a management contract or compensatory plan or arrangement

(B)	EXHIBITS.

The Company hereby files as part of this Form 10-K the exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above. Exhibits can be inspected and copied at the public reference facilities maintained by the Commission, 100 F Street, N.E., Room 1580, Washington, D.C., 20549. In addition we are required to file electronic versions of these documents with the Commission through the Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Washington, District of Columbia, on the 12th day of April 2006.

Varsity Group Inc.

By:	/s/ Mark F. Thimmig
Mark F. Thimmig
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

Signature	Title	Date

/s/ Mark F. Thimmig Mark F. Thimmig	Chief Executive Officer and President (Principal Executive Officer)	April 12, 2006

/s/ Jack M Benson Jack M Benson	Chief Financial Officer (Principal Finance and Accounting Officer)	April 12, 2006

/s/ Eric J. Kuhn Eric J. Kuhn	Chairman of the Board of Directors	April 12, 2006

/s/ John Kernan John Kernan	Director	April 12, 2006

/s/ Allen L. Morgan Allen L. Morgan	Director	April 12, 2006

/s/ William Pade William Pade	Director	April 12, 2006

/s/ Robert Holster Robert Holster	Director	April 12, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Varsity Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Varsity Group Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, Virginia

April 12, 2006

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years ended December 31, 2005, 2004 and 2003

(in thousands, except per share data)

	2005	2004	2003
Net Sales
Textbooks	$40,663	$34,437	$22,979
Uniforms	5,768	—	—
Shipping	3,638	3,245	2,262

Total net sales	50,069	37,682	25,241

Operating Expenses
Cost of textbooks	28,187	23,349	15,814
Cost of uniforms	2,645	—	—
Cost of shipping	2,868	2,529	1,459
Sales and marketing	9,275	5,803	3,912
General and administrative	4,855	3,200	2,224
Amortization of acquired intangibles	91	—	—
Tax benefit	—	—	(515)
Non-cash compensation	—	40	216

Total operating expenses	47,921	34,921	23,110

Income from operations	2,148	2,761	2,131

Other income, net
Interest income	480	318	248
Interest expense	(29)	(3)	(3)
Other income (expense)	16	(3)	(4)

Other income, net	467	312	241

Income before income taxes	2,615	3,073	2,372
Income tax benefit	9,514	3,808	2,000

Net income	$12,129	$6,881	$4,372

Net income per share
Basic	$0.72	$0.41	$0.27

Diluted	$0.64	$0.39	$0.25

Weighted average shares
Basic	16,947	16,715	16,440

Diluted	18,831	17,726	17,323

Comprehensive income (loss):
Net income	$12,129	$6,881	$4,372
Other comprehensive loss:
Unrealized losses on securities	(100)	(7)	—

Total comprehensive income	$12,029	$6,874	$4,372

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2004

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$2,733	$4,865
Short-term investments	3,336	7,000
Accounts receivable, net of allowance for doubtful accounts of $80 at December 31, 2005 and $15 at December 31, 2004, respectively	2,188	1,251
Inventory	4,476	2,463
Deferred income taxes	367	141
Other	5,211	1,248

Total current assets	18,311	16,968
Property and equipment, net of depreciation	495	252
Software developed for internal use, net of amortization	1,188	708
Intangible assets, net of amortization	719	—
Goodwill	2,427	—
Deferred income taxes	15,157	5,760
Long-term investments	6,406	6,993
Other assets	101	31

Total assets	$44,804	$30,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,874	$696
Other accrued expenses and other current liabilities	1,513	1,569
Taxes payable	336	459

Total current liabilities	3,723	2,724
Long-term liabilities:
Other non-current liabilities	30	—

Total liabilities	3,753	2,724

Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 18,353 and 17,969 shares issued and 17,138 and 16,754 shares outstanding at December 31, 2005 and 2004, respectively	2	2
Additional paid-in capital	89,307	88,273
Accumulated unrealized loss on securities	(107)	(7)
Accumulated deficit	(46,418)	(58,547)
Treasury stock, $.0001 par value, 1,215 at December 31, 2005 and 2004, respectively	(1,733)	(1,733)

Total stockholders’ equity	41,051	27,988

Total liabilities and stockholders’ equity	$44,804	$30,712

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

(in thousands, except share data)

Description	Common Stock		Add’l Paid-In Capital	Deferred Comp.	Accum Deficit	Accum Comprehensive Loss	Treasury Stock	Totals
	Shares	Amt
Balance at December 31, 2002	16,141,603	$2	$87,638	$(254)	$(69,800)	—	$(574)	$17,012
Issuance of common stock – options exercised	477,054		323					323
Deferred compensation				214				214
Purchase treasury stock	(175,000)						(659)	(659)
Warrants exercised	152,693		139					139
Net income					4,372			4,372

Balance at December 31, 2003	16,596,350	$2	$88,100	$(40)	$(65,428)	—	$(1,233)	$21,401
Issuance of common stock – options exercised	178,827		159					159
Deferred compensation				40				40
Purchase treasury stock	(83,334)						(500)	(500)
Warrants exercised	62,500		14					14
Unrealized loss on securities						(7)		(7)
Net income					6,881			6,881

Balance at December 31, 2004	16,754,343	$2	$88,273	$0	$(58,547)	$(7)	$(1,733)	$27,988
Issuance of common stock – options exercised	249,359		339					339
Warrants exercised	10,145							—
Shares issued – acquisition	123.967		695					695
Unrealized loss on securities						(100)		(100)
Net income					12,129			12,129

Balance at December 31, 2005	17,137,814	$2	$89,307	$0	$(46,418)	$(107)	$(1,733)	$41,051

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Operating activities:
Net income	$12,129	$6,881	$4,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	545	178	54
Provision for bad debt	109	151	(12)
Deferred income tax provision	(9,623)	(3,808)	(2,425)
Non-cash stock compensation	—	40	214
Tax related benefit	—	—	(515)
Changes in operating assets and liabilities:
Accounts receivable	(1,045)	(863)	(271)
Inventory	629	(2,135)	(174)
Other current and non-current assets	(4,001)	(1,119)	11
Accounts payable	(746)	520	(27)
Other accrued expenses and other current liabilities	(410)	383	1,460
Taxes payable	(123)	16	(843)

Net cash (used in) provided by operating activities	(2,536)	244	1,844

Investing activities:
Payments for acquisition	(3,065)	—	—
Purchases of property, equipment and software developed for internal use	(1,011)	(962)	(193)
Sales of short-term investments	9,150	20,850	26,200
Purchases of short-term investments	(5,500)	(8,850)	(27,817)
Sales of long-term investments	7,000	8,000	—
Purchases of long-term investments	(6,500)	(14,993)	—

Net cash provided by (used in) investing activities	74	4,045	(1,810)

Financing activities:
Payments for capital lease obligations	(9)	—	—
Proceeds from exercise of stock options and warrants	339	172	462
Purchase of treasury stock	—	(500)	(659)

Net cash provided by (used in) financing activities	330	(328)	(197)

Net (decrease) increase in cash and cash equivalents	(2,132)	3,961	(163)
Cash and cash equivalents at beginning of period	4,865	904	1,067

Cash and cash equivalents at end of period	$2,733	$4,865	$904

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$124	$91	$54
Cash paid for interest	29	—	—
Non-cash investing activities
Acquisition of Campus Outfitters
Fair value of inventory acquired	$(2,642)	$—	$—
Fair value fixed assets and other assets acquired	(199)	—	—
Identified intangible assets	(809)	—	—
Goodwill	(2,427)	—	—
Fair value of liabilities assumed	2,317	—	—
Issuance of stock for acquisition	695	—	—

Total cash expended to acquire Campus Outfitters	$(3,065)	—	—

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

On May 26, 2005, the Company acquired substantially all of the assets of privately-held Campus Outfitters, L.L.C. (“Campus Outfitters”), a leading retailer of private elementary, middle and high school uniforms based in College Park, Maryland, with additional retail locations in Rockville, MD; Fairfax, VA; Raleigh, NC; Buffalo, NY; Southfield, MI; Richardson, TX; Cincinnati, OH; and Indianapolis, IN. Similar to the eduPartners model, Campus Outfitters forges exclusive relationships with schools to provide school logo embroidered uniforms to students and families directly via both physical retail locations and online via its website at www.campusoutfitters.com.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments. Each is recorded at cost, which approximates market value. The Company’s policy is to record investment securities with original remaining securities of three months or less as cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. The Company designates its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments. The balance at December 31, 2005 was comprised of $2.7 million in operating accounts, $0.1 million in money market investments and $3.3 million in short term investments in auction rate marketable securities. The balance at December 31, 2004 was comprised of $4.1 million in operating accounts, $0.8 million in money market investments and $7.0 million in short term investments in auction rate marketable securities.

LONG-TERM INVESTMENTS

Long-term investments are designated as available-for-sale and, accordingly, are presented at fair value with unrealized gains and losses reported as a component of stockholders’ equity on the Company’s balance sheets. On December 31,

2005, long-term investments included fixed rate obligations of corporations and governments and agencies. The balance of long-term investments at December 31, 2005 and 2004 was $6.4 million and $7.0 million, respectively. As of December 31, 2005, all of the Company’s long-term investments had maturity dates of less than three years.

CONCENTRATIONS OF CREDIT RISK

Accounts receivable consists primarily of amounts due from the Company’s member institutions. The Company monitors its accounts receivable balances to assess any collectability issues. The Company recorded an allowance for potentially uncollectible receivables of $80,000 and $15,000 at December 31, 2005 and 2004, respectively. The allowance for potentially uncollectible receivables is included as a reduction of accounts receivable in the accompanying consolidated balance sheet. Bad debt expense for the years ended December 31, 2005, 2004 and 2003 was $109,000, $151,000 and $(11,800), respectively. The negative bad debt expense in fiscal 2003 was attributable to the recovery of a previously written-off receivable.

RELIANCE ON SUPPLIERS

The Company primarily relies on a single supplier as its primary provider of textbooks, fulfillment and shipping services. While the Company believes it could obtain these services from other qualified suppliers on similar terms and conditions, a disruption in the supply of these services by the current supplier could materially harm the business. (See Note 3).

The Company relies on four suppliers to provide approximately 60% of its uniforms. While the Company uses approximately 100 suppliers to provide all of its needs, a disruption in the supply of this inventory from any one of the Company’s top four suppliers could materially harm the business.

Substantially all of the Company’s computer and communications hardware and software systems are located at a single facility that is owned, maintained and serviced by a third party. Any damage, failure or delay that causes interruptions in the Company’s systems operations could materially harm the Company’s business.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Furniture and fixtures, machinery, and computer equipment are depreciated over useful lives generally ranging from three to ten years. Software is depreciated over useful lives of 18 months. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Repairs and maintenance costs are expensed as incurred

SOFTWARE DEVELOPED FOR INTERNAL USE

The Company capitalizes certain costs to develop or obtain internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs are amortized on a straight-line basis over a period of one to five years after completion or acquisition of the software. Software developed for internal use is included in intangible assets in the Company’s Consolidated Balance Sheets as of December 31, 2005 and 2004.

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

REVENUE RECOGNITION

The Company recognizes revenue from textbook and uniform sales, net of any discounts and coupons, when its customers receive the products. The Company takes title to new textbooks sold online via its eduPartners program upon transfer to the shipper and assumes the risks and rewards of ownership including the risk of loss for collection. The Company takes title to its uniform and textbook inventory held at its retail locations at the time of purchase from the supplier, publisher or buyback customer and places them in inventory as available for sale at that time. The Company does not function as an agent or broker for its supplier (see Note 3). Outbound shipping charges are included in net sales. The Company provides allowances for sales returns, promotional discounts and coupons based on historical experience in the period of the sale. Through May 2005, the Company’s revenues consisted primarily of sales of textbooks. After its acquisition of Campus Outfitters on May 2005, the Company’s revenues have consisted of sales of textbooks and uniforms.

SALES AND MARKETING

Payments to the Company’s partnership program schools are accrued as the related revenue is earned. Such amounts are included as a component of sales and marketing expense in the accompanying consolidated statements of operations. The Company recognized an expense of approximately $1.2 million, $0.8 million and $0.6 million for payments earned by its partnership program schools for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s agreement with B&T provides for assignment of separate values to the separate services provided by B&T: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by B&T. The Company has included in “cost of product” in its statement of operations the cost of purchased books from B&T, the cost of shipping charges from B&T in “shipping”, and the cost of other services including website content and customer database management charged by B&T in the “sales and marketing” section of its statement of operations. Expenses associated with these agreements recorded in the “sales and marketing” section of its statement of operations totaled $2.1 million, $2.1 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

INTANGIBLE ASSETS AND GOODWILL

Intangible assets include goodwill, customer related assets, non-compete agreements and trademarks. Goodwill, which is equal to the excess of cost over the fair value of acquired net assets, has been recorded in conjunction with the acquisition of Campus Outfitters in May 2005. Customer related assets are amortized on a straight-line basis over ten years. Non-compete agreements and trademarks are amortized on a straight-line basis over three years. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill.

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its employee stock options and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income and income per share would have been as follows (in thousands, except per share data):

	Fiscal Years Ended December 31,
	2005	2004	2003
Net income as reported	$12,129	$6,881	$4,372
Less: SFAS No. 123 stock-based compensation expense, net tax	(5,696)	(1,862)	(902)
Add: APB No. 25 stock-based compensation expense	—	40	216

Pro forma net income	$6,433	$5,059	$3,686

Net income per share as reported
Basic	$0.72	$0.41	$0.27
Diluted	$0.64	$0.39	$0.25
Pro forma net income per share
Basic	$0.38	$0.30	$0.22
Diluted	$0.34	$0.29	$0.21

The weighted-average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was approximately $2.37, $3.20 and $1.51 respectively, based on the Black-Scholes option pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions used for grants during the fiscal years ended:

•	2005: dividend yield 0.0%; expected volatility 50%; risk-free interest rate 3.63%; expected term 2 to 6 years;

•	2004: dividend yield 0.0%; expected volatility 90%; risk-free interest rate 3.60%; expected term 2 to 6 years; and

•	2003: dividend yield 0.0%; expected volatility 90%; risk-free interest rate 3.60%; expected term 2 to 6 years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25 and requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123(R) in the first quarter of 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; and

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to use the modified prospective method. The remaining compensation cost related to previous grants that will be recognized in the financial statements pursuant to the modified prospective method in future fiscal years will be approximately $0.2 million.

Through December 31, 2005, the Company accounted for share-based payments to employees and directors using the intrinsic value method. Under this method, the Company generally did not recognize any compensation related to stock option grants issued under its equity compensation plans. Accordingly, the adoption of SFAS 123(R)’s fair value method could potentially have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings per share above.

On December 19, 2005, the Board of Directors, upon recommendation of the Compensation and Stock Option Committee, approved the immediate vesting of all unvested stock options with an exercise price greater than $4.10 per share held by certain current employees, including executive officers and members of the board of directors. The Board made the decision to immediately vest these options in part due to the issuance of SFAS 123(R). By vesting all previously unvested options, the stock-based compensation expense under SFAS 123 will only be reflected in the Company’s footnote disclosures.

COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires disclosure of all components of comprehensive (loss) income on an annual and interim basis.

INCOME TAXES

The Company accounts for income taxes by utilizing the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect the taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized. (See Note 15.)

SEGMENT REPORTING

The Company’s operations are aggregated into two business segments across domestic and international markets: textbook trade and uniform trade. International sales are not material. Substantially all of the Company’s operating results and all of its identifiable assets are in the United States.

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

In December 2004, the FASB issued SFAS 123(R). See Note 2: “Stock-Based Compensation.”

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). Under SFAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective for accounting changes and corrections of errors made, if any, in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this standard will have a material impact on the Company’s financial position in 2006.

In October 2005, the FASB issued FASB Staff Position FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123R-2”). FSP 123R-2 requires companies to estimate the fair value of share based payment awards when the award has been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123 R-2, a mutual understanding is assumed to exist on the date the award is approved by the Board of Directors and the key terms and conditions of the award are expected to be communicated to the individual within a relatively short time period from the date of approval. The Company is required to adopt FSP 123R-2 in the first quarter of 2006.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform the current year presentation. These changes have no impact on previously reported results of operations or stockholders’ equity.

3.	TRANSACTIONS WITH BAKER & TAYLOR

Baker & Taylor (“B&T”) has provided the Company’s order fulfillment and drop shipment services since its inception. The Company has a series of agreements relating to the operating and financial terms of its relationship, which were renewed in July 2005 and are now scheduled to expire in June 2008.

Under these agreements, the Company agrees to provide B&T with written demand forecasts for each upcoming semester and to use B&T as its principal supplier of textbooks and drop-ship and fulfillment services for textbooks and educational materials. The Company pays fees and expenses related to the services B&T provides and purchases products from B&T at a discount to the suggested price. In return, B&T agrees not to provide drop-ship services to any person or entity that has as its principal business activity the goal of establishing exclusive relationships with educational institutions for the purpose of selling textbooks via the Internet, unless the retailer was an existing customer of B&T on or prior to June 10, 1998, the date the Company initially contracted with B&T. The Company’s agreements with Baker & Taylor provide it access to, and use of, an electronic set of data elements from B&T’s title file database that contains bibliographic records. In addition, under these agreements, B&T provides the Company with promotional, customer service, and database management services

In July 2003, B&T was purchased in a transaction sponsored by a third party private equity firm. Prior to this transaction B&T was considered a related party due to common ownership interests held by The Carlyle Group as the principal owner of B&T and as significant shareholder of Varsity Group. Effective with the sale of B&T in July 2003, the Company no longer considers B&T to be a related party.

As of December 31, 2005 and 2004, B&T owed the Company approximately $4.1 million and $1.1 million, respectively, related to certain rebates that the Company had earned during those years. Balances owed to the Company are included in other current assets in our Consolidated Balance Sheets as of December 31, 2005 and 2004.

4.	ACQUISITION

On May 26, 2005, the Company acquired substantially all of the assets of privately-held Campus Outfitters, LLC, for cash of approximately $3.1 million and 123,967 shares of common stock with a fair value of approximately $0.7 million, for total consideration paid of approximately $3.8 million, plus the assumption of certain liabilities. The Company may be required to make additional contingent payments if the common stock recipients do not sell, pledge, or in any way transfer the common stock before the two year anniversary of the acquisition close date and the value of the Company’s common stock is not equal to or greater than the per share purchase price on the two year anniversary date. The additional contingent payments, if any, would be payable in cash or shares of the Company’s common stock.

Campus Outfitters is based in College Park, MD, with additional retail locations in Rockville, MD; Fairfax, VA; Raleigh, NC; Buffalo, NY; Southfield, MI; Richardson, TX; Cincinnati, OH; and Indianapolis, IN and is a leading provider of uniform needs for private schools. The Campus Outfitters acquisition allows the Company to offer a comprehensive solution to provide textbooks, uniforms and school supplies to private K-12 school communities and allows the Company to leverage relationships with schools partnered with Varsity Books and Campus Outfitters to cross-promote the other product lines.

The results of operations for Campus Outfitters have been included in the Company’s operations since the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on management’s estimates of their applicable fair value. Management estimates of the fair value of identifiable intangible assets acquired was based on discounted cash flow techniques that included significant estimates about future performance. The initial weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 7.25 years. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Inventory	$2,642
Property and equipment	166
Other assets	33
Identifiable intangible assets	809
Goodwill	2,427

Total assets acquired	6,077

Current liabilities	(2,293)
Long-term liabilities	(24)

Total liabilities assumed	(2,317)

Total consideration paid	$3,760

The results of operations for Campus Outfitters have been included in the Company’s operations since the acquisition date. Unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 are included below. Such pro forma information assumes that the acquisition had occurred as of January 1, 2004. This summary is not necessarily indicative of what the Company’s results of operations would have been had the Company and Campus Outfitters been a consolidated entity during such periods, this information is unaudited and does not purport to represent results of operations for any future periods (in thousands, except per share data):

	December 31, 2005	December 31, 2004
Net revenue	$51,355	$43,587
Net income	11,733	6,686
Diluted net income per share	0.62	0.37

5.	OTHER CURRENT ASSETS

The following is a summary of other current assets as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005	December 31, 2004
Other Current Assets
Rebates due from B&T	$4,108	$1,078
Returns in transit	762	—
Other	341	170

	$5,211	$1,248

•	Rebates due from B&T are amounts due to the Company for meeting certain thresholds during the year;

•	Returns-in-transit consists of new textbooks that the Company returned to publishers for credit during the fourth quarter of fiscal 2005 that had not yet been processed by the publishers as of December 31, 2005.

6.	CASH, CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of our cash, cash equivalents and investments as of December 31, 2005 and 2004 (in thousands):

	Unrealized
	Cost	Gain	Loss	Market
December 31, 2005
Cash	$2,619	—	—	$2,619
Money market funds	114	—	—	114
Short-term investments	3,350	—	(14)	3,336

Total cash, cash equivalents and short-term investments	6,083	—	(14)	6,069
Long-term investments	6,499	—	(93)	6,406

Total cash, cash equivalents and investments	$12,582	—	(107)	$12,475

	Unrealized
	Cost	Gain	Loss	Market
December 31, 2004
Cash	$4,043	—	—	$4,043
Money market funds	822	—	—	822
Short-term investments	7,000	—	—	7,000

Total cash, cash equivalents and short-term investments	11,865	—	—	11,865
Long-term investments	7,000	—	(7)	6,993

Total cash, cash equivalents and investments	$18,865	—	(7)	$18,858

7.	INVENTORIES

Inventories, consisting of products available for sale, are valued at the lower of cost or market value and are accounted for principally using the FIFO method. The Company’s inventory balance as of December 31, 2005 and December 31, 2004 consists of (in thousands):

	December 31, 2005	December 31, 2004
New textbooks	$1,708	$1,809
Used textbooks	1,191	654
Uniforms and apparel	1,577	—

	$4,476	$2,463

The components of inventory are as follows:

•

New textbooks consist of new book inventory held at Baker & Taylor (“B&T”), our fulfillment partner, acquired by B&T in support of our eduPartners program for which they generally do not enjoy standard return privileges with the publisher. New textbooks also include inventory held at Campus Outfitters retail locations and new textbooks held at other locations; and

•	Used textbooks consist of used textbooks held at B&T, Campus Outfitters retail locations, or other locations;

•	Uniforms and apparel consists of school uniform related inventory held at our Campus Outfitters warehouses or retail locations.

Under the Company’s agreement with B&T in which B&T provides most of the Company’s order fulfillment and drop shipment services, B&T generally only assumes ownership of new textbooks that they are able to return to publishers for credit, which historically has approximated 90% of all new textbook inventories. B&T does not assume ownership of the used products it processes for the Company and per the agreement with B&T, the Company purchases from B&T at cost new textbooks that B&T procured in support of our eduPartners program and cannot return for publisher credit at the conclusion of each selling season. This inventory has typically been held by B&T for fulfillment in subsequent periods. On a quarterly basis, the Company assess for write down its inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions on a quarterly basis.

8.	PROPERTY & EQUIPMENT

Property and equipment consist of the following at December 31, (in thousands):

	December 31,
	2005	2004
Computer equipment	$940	$655
Software	79	60
Machinery and other	45	14
Leasehold improvements	85	—
Furniture and fixtures	99	59

	1,248	788
Less: accumulated depreciation	(753)	(536)

Fixed assets, net	$495	$252

Depreciation expense was approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

9.	SOFTWARE DEVELOPED FOR INTERNAL USE

The Company capitalized software developed for internal use costs of $0.7 million and $0.8 million for fiscal 2005 and 2004, respectively. The Company recorded related amortization of $0.2 million and $0.1 million for fiscal 2005 and 2004, respectively, in accordance with SOP 98-1. Costs associated with software developed for internal use are capitalized as they are incurred and are amortized on a straight-line basis over a period of one to five years after completion or acquisition of the software.

10.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of December 31, 2005, based on the purchase price allocation of the May 2005 Campus Outfitters acquisition were as follows (in thousands):

	Life	Gross Assets	Accumulated Amortization	Net Assets
December 31, 2005
Trademark	3 yrs	$140	$27	$113
Customer related assets	10 yrs	491	29	462
Non-compete agreement	3 yrs	178	34	144

Total		$809	$90	$719

The changes in the amount of carrying value of goodwill in the year ended December 31, 2005 were as follows (amounts in thousands):

Net Assets
Balance as of December 31, 2004	$—
Campus Outfitters acquisition	2,427

Balance as of December 31, 2005	$2,427

Amortization expense related to the Campus Outfitters intangible assets was approximately $0.1 million in fiscal 2005. Estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2005 is as follows: (amounts in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Amortization expense	$155	$155	$93	$49	$49	$218	$719

11.	COMMITMENTS AND CONTINGENCIES

LEASES

The Company’s headquarters is located at 1850 M Street, Suite 1150, Washington, D.C. The Company currently occupies approximately 69,000 square feet of office and warehouse space pursuant to leases that are month-to-month or are scheduled to expire between May 2006 and May 2015.

Rent expense under operating leases was approximately $0.7 million, $0.2 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining lease payments associated with the Company’s current operating leases are as follows:

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Capital lease obligations	$15	$10	$2	$—	$—	$—	$27
Operating lease obligations (1) (2)	$1,055	$1,074	$1,001	$938	$555	$954	$5,577

Total	$1,070	$1,084	$1,003	$938	$555	$954	$5,604

(1)	Includes payments made through April 2006 for month-to-month leases.

(2)	On March 31, 2006, the Company entered into a four-year lease agreement for a new headquarters facility at 1300 19th Street, Suite 800, Washington, DC for approximately 16,000 square feet. This lease will replace the Company’s existing headquarters facilities at 1850 M Street, Washington. DC, which expires in May 2006. The Company moved into its new headquarters space during its second quarter of fiscal 2006. The Company’s expected total cash obligation of approximately $2.5 million over the full four-year term of the lease is included in the table above. See Note 19.

LEGAL PROCEEDINGS

The Company is party to various legal proceedings and claims incidental to our business. Management does not believe that the resolution of any such matters that are pending as of the date of this report will have a material adverse effect on the results of operations or financial condition of our Company.

12.	STOCKHOLDERS’ EQUITY

AUTHORIZED CAPITAL

At December 31, 2005, the Company was authorized to issue 20,000,000 shares of preferred stock, $.0001 par value per share, and 60,000,000 shares of common stock, $.0001 par value per share.

WARRANTS

During fiscal 1998 and fiscal 1999, in connection with the issuance of convertible promissory notes, the Company issued warrants to purchase 160,707 shares of the Company’s common stock. No warrants associated with these grants were exercised prior to fiscal 2003. During fiscal 2003, warrants to purchase 82,547 shares of the Company’s common stock were exercised. During fiscal 2005, warrants to purchase 10,145 shares of the Company’s common stock were exercised.

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

During fiscal 2000, in connection with a line of credit agreement that has since expired, the Company issued warrants to purchase 37,500 shares of its common stock at an exercise price of $10.00 per share. The 37,500 warrants outstanding as of December 31, 2004 expired in fiscal 2005.

During fiscal 2000, the Company issued warrants to a third party to purchase up to 50,000 shares of common stock at an exercise price of $1.06 per share in return for certain advisory and consulting services. As of December 31, 2005, warrants to purchase up to 25,000 shares of the Company’s common stock were exercisable at an exercise price of $1.06 per share.

TREASURY SHARES

In November 2004, the Company repurchased 83,334 shares of the Company’s common stock from an officer of the Company for approximately $0.5 million. The purchase price of the shares was $6.00 per share, representing a five percent discount from the 30-day trailing average prior to the repurchase date. In October 2003, the Company repurchased 175,000 shares of the Company’s common stock from two officers of the Company for approximately $0.7 million. The purchase price of the shares was $3.765 per share, representing a five percent discount from the 30-day trailing average prior to the repurchase date. These transactions had no effect on the Company’s results of operations. As of December 31, 2005, the Company’s cumulative repurchases totaled 1,215,397 shares for approximately $1.7 million in cash.

13.	STOCK-BASED COMPENSATION

On October 2, 1998, the Company adopted the 1998 Stock Plan, under which incentive stock options, non-qualified stock options or stock rights, or any combination thereof may be granted to the Company’s employees. The Board of Directors, or a Committee appointed by the Board, administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years and vesting periods between 12 and 60 months. Vested options held at the date of termination may be exercised within three months. The Board of Directors may terminate the Plan at anytime. On December 19, 2005, the Board of Directors, upon recommendation of the Compensation and Stock Option Committee, approved the acceleration of the vesting of all unvested stock options greater than $4.10 per share, which was the fair value of the Company’s stock at that date, held by certain current employees, including executive officers and members of the Board of Directors. See Note 2.

Stock option activity was as follows (amounts in thousands, except per share data):

	Number of Stock Options	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2002	3,102
Granted	473	1.55 – 3.85	2.60
Exercised	(477)	0.30 – 1.06	0.66
Cancelled	(150)	0.30 – 10.00	2.79

Outstanding, December 31, 2003	2,948
Granted	1,756	4.13 – 6.60	5.46
Exercised	(178)	0.24 – 3.10	0.89
Cancelled	(72)	1.10 – 5.75	3.22

Outstanding, December 31, 2004	4,454
Granted	1,008	5.00 – 7.16	5.72
Exercised	(249)	0.34 – 4.51	1.36
Cancelled	(408)	1.06 – 7.16	4.68

Outstanding, December 31, 2005	4,805

As of December 31, 2005 the Company has reserved an additional 798,048 shares of its common stock for future option grants. As of December 31, 2005, there are 8.0 million shares authorized under the Company’s Stock Option Plan.

The following table summarizes information about options at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
	(thousands)	(years)		(thousands)
$0.30 - $1.06	1,058	5.1	$0.61	1,055	$0.61
$1.10 - $1.79	636	6.9	$1.35	632	$1.35
$2.15 - $2.69	165	7.4	$2.27	165	$2.27
$3.85 - $4.54	435	8.1	$4.38	401	$4.42
$5.00 - $5.54	312	8.6	$5.05	267	$5.05
$5.64 - $5.88	1,180	9.2	$5.73	1,147	$5.73
$6.00 - $8.00	563	8.6	$6.24	563	$6.24
$10.00	456	4.0	$10.00	456	$10.00

Total	4,805	7.2	$4.20	4,686	$4.19

As of December 31, 2005, 2004 and 2003, the weighted average remaining contractual life of the options was 7.2, 7.8 and 7.8 years, respectively.

No options were granted during the year ended December 31, 2005, 2004 or 2003 that were deemed to be compensatory and, therefore, no deferred compensation was recorded.

Non-cash compensation expense related to the granting of employee options, warrants and the sale of restricted stock based upon the intrinsic value method was $0, $40,000 and $0.2 million during the years ended December 31, 2005, 2004 and 2003, respectively. The expense amounts recorded represent the difference between the exercise price and the deemed fair value (the fair value per share was derived by reference to the preferred stock values since inception with ratable increases between preferred stock issuance dates prior to the initial public offering and the NASDAQ or OTC Bulletin Board stock price on the date of issuance following the initial public offering) of the underlying common stock on the date of grant.

14.	EARNINGS PER SHARE

Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (“SFAS 128”) promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The 2005, 2004, and 2003, diluted earnings per share amounts exclude the effects of 1,844,000, 955,000, and 579,000 stock options outstanding, respectively, as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	For the Fiscal Year Ended
	2005	2004	2003
Numerator:
Net income	$12,129	$6,881	$4,372

Denominator:
Denominator for basic income per share
Weighted average shares outstanding	16,947	16,715	16,440
Employee stock options and warrants	1,884	1,011	883

Denominator for diluted income per share
Adjusted weighted average shares, assuming exercise of common equivalent shares	18,831	17,726	17,323

Basic net income per share	$0.72	$0.41	$0.27
Diluted net income per share	$0.64	$0.39	$0.25

15.	INCOME TAXES

The income tax (benefit) expense for 2005, 2004 and 2003 consists of the following:

	For the Fiscal Year Ended
	2005	2004	2003
Current
Federal	$70	$—	$358
State	38	—	67

	$108	$—	$425

Deferred
Federal	$(7,890)	$(3,411)	$(2,149)
State	(1,732)	(397)	(276)

	$(9,622)	$(3,808)	$(2,425)

Total
Federal	$(7,820)	$(3,411)	$(1,791)
State	(1,694)	(397)	(209)

	$(9,514)	$(3,808)	$(2,000)

The income tax benefit recognized differs from the expense at the maximum statutory Federal tax rate as follows:

	For the Fiscal Year Ended
	2005	2004	2003
Federal tax at maximum rate	$889	$1,054	$807
State taxes, net of federal benefit	130	123	94
Permanent differences	21	24	91
Change in applicable state rate	(598)	—	—
Other	44	—	(72)
Change in the valuation allowance	(10,000)	(5,009)	(2,920)

Tax benefit	$(9,514)	$(3,808)	$(2,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	For the Fiscal Year Ended
	2005	2004
Current deferred tax assets:
Inventory	$431	$348
Allowance for accounts receivables	34	17
Prepaid expenses	(47)	—
Accrued expenses	112	182

Total current deferred tax assets	530	547
Valuation allowance	(163)	(406)

Net current deferred tax asset	$367	$141
Long-term deferred tax asset
Net operating loss /other carryforwards	$22,309	$22,526
ATM credit carryforward	70	—
Depreciation and amortization	(471)	(258)

Total long-term deferred tax assets	21,908	22,268
Valuation allowance	(6,751)	(16,508)

Net long-term deferred tax asset	15,157	5,760

Total deferred tax asset	$15,524	$5,901

At December 31, 2005 and 2004, the Company had net operating loss carryforwards of approximately $57.3 million and $60.3 million, respectively, related to federal and state jurisdictions. These net operating loss carryforwards will begin to expire at various times beginning in 2018. For federal and state tax purposes, a portion of the Company’s net operating loss may be subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2005, the Company had Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $0.1 million. These credits do not expire and will be available to reduce future Federal income tax liabilities.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code Section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, management concluded in our second and third quarters of 2004 and again in our third quarter of fiscal 2005 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. In 2005, the Company released $10.0 million of the valuation allowance. The Company will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If the Company continues to meet its financial projections and improve upon its results of operations, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the future. Such releases, thereafter, if relating to certain option deductions, increase additional-paid-in-capital would result in recording a tax benefit that would increase net income in the period the allowance is released. Approximately $1.9 million of the valuation allowance relates to net operating losses resulting from stock option windfall benefits, e.g. disqualifying dispositions. Reductions in the valuation allowance for those assets will result in an increase to additional paid-in capital after the valuation allowance related to all other deferred tax assets amounts have been reduced.

16.	BUSINESS SEGMENTS.

Prior to the Company’s acquisition of Campus Outfitters in May 2005 (see Note 4), the Company was primarily an internet retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets. The Company’s chief operating decision maker reviewed financial information presented on a consolidated basis. Accordingly, the Company considered itself to be in a single industry segment. In May 2005, the Company added a second product line with its acquisition of Campus Outfitters, a leading provider of uniform needs to private schools. Accordingly, beginning in its third quarter of fiscal 2005, the Company’s operations were aggregated into two reportable business segments: textbook trade and uniform trade. International sales are not material. Substantially all of the Company’s operating results and all of its identifiable assets are in the United States.

The business segments reported below are the segments of the Company for which discrete financial information was available and for which the Company’s chief operating decision maker evaluated gross margins in fiscal 2005:

	Fiscal 2005
	Textbooks	Uniforms	Corporate	Total
Sales	$40,663	$5,768	$—	$46,431
Product gross margin	$12,476	$3,123	$—	$15,599
Shipping revenue	$3,638	$—	$—	$3,638
Shipping gross margin	$770	$—	$—	$770
Total sales	$44,301	$5,768	$—	$50,069
Blended gross margin	$13,246	$3,123	$—	$16,369
Goodwill	$511	$1,916	—	$2,427
Total assets	$11,348	$5,229	$28,227	$44,804

	Fiscal 2004
	Textbooks	Uniforms	Corporate	Total
Sales	$34,437	$—	$—	$34,437
Product gross margin	$11,088	$—	$—	$11,088
Shipping revenue	$3,245	$—	$—	$3,245
Shipping gross margin	$716	$—	$—	$716
Total sales	$37,682	$—	$—	$37,682
Blended gross margin	$11,804	$—	$—	$11,804
Total assets	$30,712	$—	$—	$30,712

17.	RELATED PARTY TRANSACTION.

Connected with the acquisition of Campus Outfitters (see Note 4), the Company assumed eleven leases to Campus Outfitters retail stores, including the lease to the Campus Outfitters 16,800 square foot corporate headquarters building in College Park, MD. Campus Outfitters headquarters building is owned by 5112 Berwyn LLC, a Maryland limited liability company whose controlling shareholders are Mr. Adam Hanin, the founder of Campus Outfitters and current Executive Vice President of Sales for Varsity Group, and Mr. Elliott Hanin, who was employed by Campus Outfitters prior to the acquisition and is a current employee of Varsity Group. Under terms of the lease, the Company is obligated to pay 5112 Berwyn LLC $18,000 a month through May 2015. The Company’s total related party payments in fiscal 2005 were approximately $0.1 million.

18.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The Company experiences significant seasonality in its results of operations. Consistent with the Company’s focus on the expansion of its eduPartners program and its current concentration of private middle and high school institutions, since the year ended December 31, 2000, the Company’s peak selling period for textbooks has been the July/August/September back-to-school season. Historically, Campus Outfitters has experienced the same seasonality in its results of operations prior to our acquisition on May 26, 2005. Consistent with its current concentration of private elementary, middle and high schools, Campus Outfitters peak selling season has been the July/August/September back-to-school season. During fiscal 2005 and 2004, approximately 86% and 85% of the Company’s revenues, respectively, were recognized in this period.

In addition, during the third quarter of fiscal 2005 and during the second and third quarters of fiscal 2004, the Company released $10.0 million, $1.0 million and $4.0 million, respectively, of its deferred tax asset valuation allowance when it deemed it was more likely than not that a portion of the recorded deferred tax benefits would be realized. See Note 15.

The following table presents summarized quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Net Sales	$2,344	$1,727	$43,037	$2,961
(Loss) income from operations	(961)	(1,422)	6,757	(2,226)
Income tax benefit	308	499	7,311	1,396
Net (loss) income	(502)	(815)	14,172	(726)
Diluted (loss) earnings per share	$(0.03)	$(0.05)	$0.80	$(0.04)
Fiscal 2004
Net Sales	$1,827	$1,097	$32,072	$2,686
(Loss) income from operations	(633)	(828)	5,361	(1,139)
Income tax benefit	222	1,302	1,882	402
Net (loss) income	(351)	519	7,345	(632)
Diluted (loss) earnings per share	$(0.02)	$0.03	$0.41	$(0.03)

19.	SUBSEQUENT EVENTS

On February 15, 2006, the Company announced the hiring of Mark F. Thimmig as President and Chief Executive Officer of Varsity Group. Mr. Thimmig replaces Eric J. Kuhn, who will remain as the Company’s Chairman of the Board.

On March 28, 2006, the Company completed an asset purchase with White Hat on Campus, LLC, and Dr. Thomas Probert to acquire substantially all of the assets which comprise a content and payment acquisition system and related software business that connects learning developers and distributors through a portal model which is presently conducted at www.lydialearn.com. Total purchase price was approximately $0.4 million.

On March 31, 2006, the Company entered into a four-year lease agreement for a new headquarters facility at 1300 19th Street, Suite 800, Washington, D.C. for approximately 16,000 square feet. This lease will replace the Company’s existing headquarters facilities at 1850 M Street, Washington. DC, which expires in May 2006. The Company moved into its new headquarters space during its second quarter of fiscal 2006.