Form 10-Q
period 2006-03-31
VARSITY GROUP INC
filed 2006-05-15
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-28977

VARSITY GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1876848
(State of Incorporation)	(IRS Employer Identification Number)

1300 19th Street NW 8th Floor Washington, D.C.	20036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 667-3400

(Formerly of 1850 M Street NW, Suite 1150, Washington D.C.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 8, 2006, the registrant had 17,175,568 shares of common stock outstanding.

VARSITY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2006

PART I.

FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,838	$2,733
Short-term investments	7,458	3,336
Accounts receivable, net of allowance for doubtful accounts of $59 at March 31, 2006 and $80 at December 31, 2005, respectively	1,190	2,188
Inventory	5,572	4,476
Deferred income taxes	367	367
Other	680	5,211

Total current assets	17,105	18,311

Property, plant and equipment, net of depreciation	644	495
Software developed for internal use, net of amortization	1,692	1,188
Intangible assets, net of amortization	705	719
Goodwill	2,409	2,427
Deferred income taxes	16,037	15,157
Long-term investments	3,921	6,406
Other assets	236	101

Total assets	42,749	$44,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,076	$1,874
Other accrued expenses and other current liabilities	426	1,513
Taxes payable	268	336

Total current liabilities	2,770	3,723

Long-term liabilities:
Other non-current liabilities	26	30

Total liabilities	2,796	3,753

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 18,384 and 18,353 shares issued and 17,169 and 17,138 shares outstanding at March 31, 2006 and December 31, 2005, respectively	2	2
Additional paid-in capital	89,381	89,307
Accumulated unrealized loss on securities	(120)	(107)
Accumulated deficit	(47,577)	(46,418)
Treasury stock, $.0001 par value, 1,215 shares at March 31, 2006 and December 31, 2005, respectively	(1,733)	(1,733)

Total stockholders’ equity	39,953	41,051

Total liabilities and stockholders’ equity	$42,749	$44,804

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Net sales:
Textbooks	$1,397	$2,139
Uniforms	521	—
Shipping	232	198
Other	71	7

Total net sales	2,221	2,344

Operating expenses:
Cost of textbooks	1,114	1,436
Cost of uniforms	224	—
Cost of shipping	251	161
Sales and marketing	1,240	849
General and administrative	1,505	859
Amortization of acquired intangibles	39	—

Total operating expenses	4,373	3,305

Loss from operations	(2,152)	(961)

Other income, net:
Interest income	118	142
Other income, net	1	9

Other income, net	119	151

Loss before income taxes	(2,033)	(810)

Income tax benefit	873	308

Net loss	$(1,160)	$(502)

Net loss per share:
Basic and diluted	$(0.07)	$(0.03)

Weighted average shares:
Basic and diluted	17,146	16,769

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,160)	$(502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	76
Provision for bad debt	3	26
Deferred income tax benefit	(880)	(308)
Non-cash stock compensation	49	—
Changes in operating assets and liabilities:
Accounts receivable	995	712
Inventory	(1,096)	167
Other current and non-current assets	4,395	865
Accounts payable	220	(228)
Other accrued expenses and other current liabilities	(1,078)	(1,155)
Taxes payable	(67)	(37)

Net cash provided by (used in) operating activities	1,566	(384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions	(10)	—
Purchases of property, equipment and capitalization of software developed for internal use, net	(799)	(165)
Payments for intangible asset	(25)	—
Sales of long-term investments	—	(6,507)
Purchases of short-term investments	(1,650)	3,000

Net cash used in investing activities	(2,484)	(3,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for capital lease obligations	(3)	—
Proceeds from exercise of employee stock options	26	47

Net cash provided by financing activities	23	47

Net decrease in cash and cash equivalents	(895)	(4,009)
Cash and cash equivalents at beginning of period	2,733	4,865

Cash and cash equivalents at end of period	$1,838	$856

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$46	$124
Cash paid for interest	—	29

Non-cash investing activities
Reduction in goodwill recorded in the acquisition of Campus Outfitters	18	—

See accompanying notes to condensed consolidated financial statements

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Operations

Varsity Group Inc. (the “Company”) was incorporated on December 16, 1997 and launched its website, www.varsitybooks.com, in August 1998, at which time the Company began generating revenues. Varsity Group is a premier outsource solution provider to education institutions nationwide. Under the elite brand VarsityBooks, Varsity Group offers schools a comprehensive eCommerce solution for their textbook procurement operations. And, through its Campus Outfitters subsidiary, Varsity Group is a full-service provider of uniform apparel needs for schools and businesses with physical retail locations in Indiana, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio, Texas and Virginia. Varsity Group comprises a nationwide network of hundreds of educational institutions that have chosen to outsource their bookstore and/or uniform operations through its innovative and proven outsourcing model.

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

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our business is seasonal and thus operating results for the interim periods are not necessarily indicative of results for an entire year.

Recent Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred beginning January 1, 2006. The adoption of this standard did not have any impact on the Company in the current quarter nor is it anticipated to have a significant impact on the Company for the entire year.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 (“ABP 25”) “Accounting for Stock Issued to Employees” and requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. This statement is effective beginning with our first quarter of fiscal 2006. The Company adopted SFAS 123(R) using the modified prospective application transition method and recognized $49,000 in expense related to the adoption of the new accounting standard (see Note 3).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). Under SFAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective for accounting changes and corrections of errors made, if any, in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this standard will have a material impact on our financial statements in 2006.

In October 2005, the FASB issued FASB Staff Position FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123R-2”). FSP 123R-2 requires companies to estimate the fair value of share based payment awards when the award has been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123 R-2, a mutual understanding is assumed to exist on the date the award is approved by the Board of Directors and the key terms and conditions of the award are expected to be communicated to the individual within a relatively short time period from the date of approval. The adoption of FSP 123R in the first quarter of 2006 did not have any impact on the Company in the current quarter.

Note 3: Stock-Based Compensation

1998 Stock Plan

On October 2, 1998, the Company adopted the 1998 Stock Plan, which was amended and restated in fiscal year 2000 and further amended in 2003, and under which incentive stock options, non-qualified stock options, restricted stock or stock rights, or any combination thereof may be granted to the Company’s employees and directors. There presently are 8.0 million shares authorized under the 1998 Stock Plan, subject to increase annually on the date of our annual meeting of stockholders by (i) three percent of the Company’s outstanding common stock on such date, (ii) 750,000 shares, or (iii) such lesser amount as the Company’s Board may determine. The Company has an additional 398,048 shares of its common stock available for future option grants. The Board of Directors, or a Committee appointed by the Board, administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years and vesting periods between 12 and 60 months. Vested options held at the date of termination may be exercised within three months. The Board of Directors may terminate the Plan at anytime.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. The Company previously applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provided the required pro forma disclosures of SFAS 123. The adoption of SFAS 123R resulted in stock-based compensation expense of approximately $49,000 for the three months ended March 31, 2006. This stock-based compensation expense did not have any impact on basic and diluted earnings per share. As disclosed in prior period financial statements, in 2005 the Board of Directors approved the accelerated vesting of certain outstanding options.

Had the Company accounted for its stock-based compensation plan in fiscal 2005 using the fair value based method of accounting in accordance with the provisions as required “SFAS 123, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” under APB 25, the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands:

Three Months Ended March 31, 2005
Net loss as reported	$(502)
Add: SFAS No. 123 stock-based compensation expense	(757)
Less: APB No. 25 stock-based compensation expense	—

Pro forma net loss	$(1,259)

Net loss per share as reported
Basic and diluted	$(0.03)
Pro forma net loss per share
Basic and diluted	$(0.08)

The weighted-average fair value of options granted during the three months ended March 31, 2006 and 2005 was approximately, $2.21 and $2.74, per share, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The following weighted-average assumptions used for grants during the three months ended:

•	2006: dividend yield 0.0%; expected volatility 54.25%; risk-free interest rate 4.60%; expected term 6.5 years;

•	2005: dividend yield 0.0%; expected volatility 50.0%; risk-free interest rate 3.60%; expected term 2 to 6 years.

The Company’s computation of expected volatility for the three months ended March 31, 2006 is based on the historical volatility of the Company’s stock. The Company’s computation of expected term in the three months ended March 31, 2006 represents managements determination of such term after accessing the available historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company currently recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

A summary of activity of all options is as follows (in thousands, except per share data and contractual term):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	4,805	4.20
Granted	100	3.80
Exercised	(25)	1.04
Forfeited	(83)	5.26

Outstanding, March 31, 2006	4,797	4.19	7.02	$6,112

Exercisable, March 31, 2006	4,666	4.21	6.96	$6,040

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised during the period was approximately $0.1 million. The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of the shares. The closing price per share of the Company’s common stock on March 31, 2006 was $4.30.

As of March 31, 2006, unrecognized stock-based compensation expense related to stock options of approximately $0.3 million is expected to be recognized over a weighted-average period of 4.4 years.

Tax benefits for the tax deductions from stock-based payment arrangements during the quarter ended March 31, 2006 were immaterial.

Restricted Stock

As of December 31, 2005, there were no unvested shares of restricted stock outstanding. The Company issued 300,000 shares of restricted stock awards during the three months ended March 31, 2006. Restricted stock awards are amortized to compensation expense over the life of the vesting period. Restricted stock awards issued during the three months ended March 31, 2006 had a weighted average grant date fair value of $4.19 per share based on the grant date fair value of the stock less the strike price, amounting to total compensation expense over the life of the award of approximately $1.3 million. Restricted stock awards issued during the three months ended March 31, 2006 vest over a four-year period and are expensed on a straight-line basis over the vesting period. At March 31, 2006, 293,750 shares remained unvested and there was approximately $1.2 million of unrecognized compensation cost related to restricted stock. There were no forfeitures of restricted stock during the three months ended March 31, 2006.

Note 4: Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from stock options, warrants and restricted stock to purchase common stock using the treasury stock method. The effect of stock options, warrants and restricted stock for the three month periods ended March 31, 2006 and March 31, 2005 were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss.

Note 5: Other Comprehensive Loss

Other comprehensive loss relates to unrealized losses on short-term and long-term investments. The following table sets forth the comprehensive loss for the three months ended March 31, 2006 and 2005 (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss as reported	$(1,160)	$(502)
Other comprehensive loss	—	—
Unrealized loss on investments	(13)	(112)

Total comprehensive loss	$(1,173)	$(614)

Note 6: Other Current Assets

The following is a summary of other current assets as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Other Current Assets
Rebates due from B&T	$73	$4,108
Returns in transit	140	762
Other	467	341

	$680	$5,211

•	Rebates due from B&T are amounts due to the Company for meeting certain thresholds during the year;

•	Returns-in-transit consists of new textbooks that the Company returned to publishers for credit during the fourth quarter of fiscal 2005 or first quarter of fiscal 2006 that had not yet been processed by the publishers as of March 31, 2006; and

•	Other consists of prepaids and other assets.

Note 7: Intangible Assets and Goodwill

Intangible assets as of March 31, 2006, consists of the purchase price allocation of the May 2005 Campus Outfitters acquisition and the non-compete agreement associated with the purchase of the LydiaLearn assets in March 2006 were as follows (in thousands):

	Life	Gross Assets	Accumulated Amortization	Net Assets
Trademark	3 yrs	$140	$39	$101
Customer related assets	10 yrs	491	41	450
Non-compete agreements	3 -4 yrs	203	49	154

Total		$834	$129	$705

The changes in the amount of carrying value of goodwill in the three months ended March 31, 2006 were as follows (amounts in thousands):

Net Assets
Balance as of December 31, 2005	$2,427
Reduction in goodwill related to changes in estimated liabilities assumed	(18)

Balance as of March 31, 2006	$2,409

Amortization expense related to the Campus Outfitters intangible assets was $39,000 during the three months ended March 31, 2006. Estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2006 is as follows: (amounts in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Amortization expense	$121	$161	$100	$55	$51	$217	$705

Note 8: Acquisition and Purchase of Assets

On March 29, 2006, the Company purchased the assets of Lydia Learn (www.lydialearn.com) from White Hat On Campus, LLC, for cash of approximately $0.4 million. Management determined under the guidance of EITF 98-3 that the assets acquired did not constitute a business combination and therefore the assets will be recorded at relative fair values of the assets acquired and liabilities assumed. Accordingly, approximately $350,000 was allocated to acquired software and $25,000 was allocated to a non-compete agreement, which will be amortized over four years. The remaining balance of the purchase price was allocated to various fixed or current assets.

On May 26, 2005, the Company acquired substantially all of the assets of privately held Campus Outfitters, LLC, for cash of approximately $3.1 million and 123,967 shares of common stock valued at approximately $0.7 million, for an aggregate purchase price of approximately $3.8 million, plus the assumption of certain liabilities. Campus Outfitters is based in College Park, MD, with additional retail locations in Rockville, MD; Fairfax, VA; Raleigh, NC; Buffalo, NY; Southfield, MI; Richardson, TX; Cincinnati, OH; and Indianapolis, IN and is a leading provider of uniform apparel needs for schools and businesses. The Campus Outfitters acquisition allows the Company to offer a comprehensive solution to provide textbooks, uniforms and school supplies to school communities and allows the Company to leverage relationships with schools partnered with Varsity Books and Campus Outfitters to cross-promote the other product lines.

Note 9: Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code Section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for recent fiscal years, estimates of current and future profitability and the overall prospects of our business, management concluded in its third quarter of fiscal 2005 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Accordingly, the Company released $10.0 million of the valuation allowance.

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

Note 10: Inventories

Inventories, consisting of products available for sale, are valued at the lower of cost or market value and are accounted for principally using the FIFO method. The Company’s inventory balance as of March 31, 2006 and December 31, 2005 consists of (in thousands):

	March 31, 2006	December 31, 2005
Inventory
New textbooks	$2,100	$1,708
Used textbooks	1,318	1,191
Uniforms and apparel	2,154	1,577

	$5,572	$4,476

The components of inventory are as follows:

•	New textbooks consist of new book inventory held at Baker & Taylor (“B&T”), our fulfillment partner, acquired by B&T in support of our eduPartners program for which they generally do not enjoy standard return privileges with the publisher. New textbooks also include inventory held at Campus Outfitters retail locations and new textbooks held at other locations;

•	Used textbooks consist of used textbooks held at B&T, Campus Outfitters retail locations, or other locations; and

•	Uniforms and apparel consists of school uniform related inventory held at our Campus Outfitters warehouses or retail locations.

Under the Company’s agreement with B&T in which B&T provides most of the Company’s order fulfillment and drop shipment services, B&T generally only assumes ownership of new textbooks that they are able to return to publishers for credit, which historically has approximated 90% of all new textbook inventories. B&T does not assume ownership of the used products it processes for the Company, and consistent with the agreement with B&T, the Company purchases from B&T at cost new textbooks that B&T procured in support of our textbook program and cannot return for publisher credit at the conclusion of each selling season. This inventory has typically been held by B&T for fulfillment in subsequent periods. On a quarterly basis, the Company assesses its inventory for potential write-down for estimated excess and obsolete or unmarketable inventory and records write-downs equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Note 11: Business Segments.

Prior to its acquisition of Campus Outfitters in May 2005, the Company was primarily an Internet retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets. The Company’s chief operating decision maker reviewed financial information presented on a consolidated basis. Accordingly, the Company considered itself to be in a single industry segment. In May 2005, the Company added a second product line with its acquisition of Campus Outfitters, a leading provider of uniform apparel needs to schools and businesses. Accordingly, beginning in its third quarter of fiscal 2005, the Company’s operations were aggregated into two reportable business segments: textbook trade and uniform trade.

The business segments reported below are the segments of the Company for which discrete financial information was available and for which the Company’s chief operating decision maker evaluated gross margins in its first quarter of fiscal 2006 (amounts in thousands):

	Three months ended March 31, 2006
	Textbooks	Uniforms	Corporate	Total
Sales	$1,468	$521	$—	$1,989
Product gross margin	$354	$297	$—	$651

Shipping revenue	$222	$10	$—	$232
Shipping gross margin	$1	$(20)	$—	$(19)

Total sales	$1,690	$531	$—	$2,221
Blended gross margin	$355	$277	$—	$632

Goodwill	$511	$1,898	$—	$2,409
Total assets	$7,255	$5,637	$29,857	$42,749

Note 12: Related Party Transaction.

Connected with the acquisition of Campus Outfitters, the Company assumed the lease to the Campus Outfitters 16,800 square foot corporate headquarters building in College Park, MD which is owned by 5112 Berwyn LLC, a Maryland limited liability company whose controlling shareholders are Adam Hanin, the founder of Campus Outfitters and current Executive Vice President of Sales of the Company, and Elliot Hanin, a current employee of the Company. Under terms of the lease, the Company is obligated to pay 5112 Berwyn LLC $18,000 a month through May 2015. The Company’s total related party payments in the three months ended March 31, 2006 was $54,000.

Note 13: Subsequent Event.

On May 1, 2006, the Company acquired substantially all the assets of IQ Digital Studios (www.IQ-Digital.com) from White Hat Ventures, LLC for approximately $1.3 million cash plus assumption of certain liabilities. IQ Digital Studios is a world-class boutique-advertising agency focused on educational branding, communications and marketing. IQ Digital Studios also specializes in eLearning content design and development, end-to-end streaming video solutions including TV on the Web and custom branded streaming video player technology.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. This discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. These statements relate to future events or our future financial performance and are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “intend,” “seek,” “expect,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and other reports and filings made with the Securities and Exchange Commission.

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

Overview

Varsity Group Inc. was founded in 1997. We are a Delaware corporation with our principal executive offices located at 1300 19th Street, NW, 8th Floor, Washington, D.C. 20036, and our telephone number is (202) 667-3400.

We are a premier outsourcing solutions provider for the education community. Under the umbrella of our “VarsityBooks” and “Campus Outfitters” brands we offer a comprehensive outsource solution to provide textbooks, uniforms and school supplies to private K-12 schools, colleges, and distance and continuing education markets. Our textbook and apparel solutions are designed to release our partner institutions from the operational and financial challenges associated with managing highly seasonal retail operations and allows them to focus valuable resources on their core educational mission. Our textbook program was the first online bookstore solution focused on meeting the needs of private middle and high schools nationwide. Please see Note 11 to our condensed consolidated financial statements for financial information on our two business segments, textbook trade and uniform trade.

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

Throughout 2005, we continued to expand our core online textbook model, while integrating Campus Outfitters, who we acquired in May 2005. During the year ended December 31, 2005, revenues increased by 33% or $12.4 million to $50.1 million, from $37.7 million in fiscal 2004. Approximately $5.8 million of this increase in revenue was generated from our new uniform product line.

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

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, please refer to the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the more significant areas involving management’s judgments and estimates. Other than noted below, there have been no significant changes during the first quarter of 2006 to the items disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation Plans

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“ABP 25”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we previously accounted for our stock-based compensation plans under the recognition and measurement provisions of APB 25 and related interpretations, and provided the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We adopted SFAS No. 123R using the modified prospective transition method. Under that transition method, non-cash compensation expense was recognized in the first quarter of fiscal 2006 and included the following: (a) compensation expense related to stock-based payments granted prior to, but not yet vested, as of January 1, 2006, and (b) compensation expense for stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize non-cash compensation expense for the fair values of these stock-based awards on a straight-line basis over their requisite service periods. Because non-cash stock compensation expense is based on awards ultimately expected to vest, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

As a result of adopting SFAS No. 123R, we recognized stock-based compensation expense of $49,000 during the three months ended March 31, 2006, which primarily increased our general and administrative expenses. We calculated this expense based on the fair values of the stock-based compensation awards. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating stock-based compensation expense under SFAS No. 123R also requires us to make assumptions about expected future forfeiture rates for our option awards. As of March 31, 2006, total unrecognized compensation expense related to unvested stock-based compensation arrangements previously granted under our various plans was $1.5 million, which we expect to recognize over a weighted-average period of 4.0 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods as that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

For more information on stock-based compensation expense recorded for the quarter ended March 31, 2006, please refer to Note 3: Stock Based Compensation in the notes to our condensed consolidated financial statements.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three months ended March 31, 2006 and March 31, 2005, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2006	2005
Net sales:
Textbooks	62.9%	91.3%
Uniforms	23.5%	—

Shipping	10.4%	8.5%
Other	3.2%	0.2%

Total net sales	100.0%	100.0%

Operating expenses
Cost of textbooks	50.2%	61.3%
Cost of uniforms	10.1%	—
Cost of shipping	11.3%	6.9%
Sales and marketing	55.8%	36.2%
General and administrative	67.8%	36.6%
Amortization of acquired intangibles	1.7%	—

Total operating expenses	196.9%	141.0%

Loss from operations	(96.9)%	(41.0)%

Other income, net	5.3%	6.4%

Loss before income taxes	(91.6)%	(34.6)%

Income tax benefit	39.3%	13.1%

Net loss	(52.3)%	(21.5)%

Seasonality:

We experience significant seasonality in our results of operations and our peak selling period is the July/August/September back-to-school season. During fiscal 2005 and 2004, approximately 86% and 85% of our revenues, respectively, were recognized in this period. We expect this trend to continue as we expand our textbook and uniform programs in the private middle and high school market during 2006. While many private middle and high school institutions have an active book-buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Historically, Campus Outfitters has experienced similar seasonality in its results of operations. Consistent with its current concentration of private elementary, middle and high schools, Campus Outfitters’ peak selling season has been the July/August/September back-to-school season. Part of our strategy is to extend our textbook program more deeply into the college and distance learning markets, expand our uniform model to more broadly incorporate branded apparel and identify profitable new products or services to market to our existing customer base. This could result in more balanced revenues throughout the year. However, based upon our current program, product and school mix, we will continue to experience significant fluctuations in quarterly operating results. Please see “Forward-Looking Statements.”

Net Sales:

Net sales decreased $0.1 million, or 5%, to $2.2 for the three months ended March 31, 2006 compared to $2.3 million for the same period in 2005. This decrease was largely attributable to the non-renewal of an on-campus bookstore management agreement that represented approximately $0.6 million of revenue during the three months ended March 31, 2005 and generated no revenue during the three months ended March 31, 2006. This revenue decline was offset, in part, by the introduction of $0.5 million of uniform related revenues during the three months ended March 31, 2005 associated with our purchase of Campus Outfitters in May 2005. Prior to the acquisition of Campus Outfitters the Company had no uniform related revenues.

	Three Months Ended March 31,
	2006	2005
Net sales:
Textbooks	66.1%	91.5%
Uniforms	23.5%	—
Shipping	10.4%	8.5%

Total net sales	100.0%	100.0%

Operating Expenses:

Cost of Textbooks - Cost of textbooks consists of the cost of textbooks and related education material sold to customers. Cost of textbooks decreased 22.4%, or approximately $0.3 million, to approximately $1.1 million for the three months ended March 31, 2006. This decrease was largely attributable to the non-renewal of an on-campus bookstore management agreement that represented approximately $0.6 million of revenue during the three months ended March 31, 2005 and generated no revenue during the three months ended March 31, 2006. Expressed as a percentage of related revenue, cost of textbooks was 75.9% for the three months ended March 31, 2006 compared to 66.9% for the three months ended March 31, 2005. This increase was largely attributable to shifts in textbook revenue mix as a result of the non-renewal of an on-campus bookstore management agreement during a seasonally insignificant fiscal period from a revenue perspective. We expect that textbook costs for the full fiscal year will be consistent with, or lower than, historical levels. Cost of textbooks varies with textbook revenue and we expect these costs to increase in absolute dollars as our customer base and number of eduPartners served expands. Please see “Forward-Looking Statements.”

Cost of Uniforms - Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms was approximately $0.2 million for the three months ended March 31, 2006. Expressed as a percentage of related revenue, cost of uniforms was 43.0% for the three months ended March 31, 2006. Cost of uniforms varies with uniform revenue and we expect these costs to increase in absolute dollars as our customer base expands. Please see “Forward-Looking Statements.”

Cost of Shipping. Cost of shipping consists of outbound shipping to our customers. Cost of shipping increased approximately $0.1 million, or 55.9%, to $0.3 million the three months ended March 31, 2006 compared to $0.2 million during the same period in 2005. This increase was attributable to increased shipping expenses associated with the addition of Campus Outfitters uniform revenues in the period. Expressed as a percentage of related revenue, cost of shipping was 108% and 81.3% for the three months ended March 31, 2006 and 2005, respectively. This increase was the result of increased shipping expense associated with the addition of Campus Outfitters uniform revenues, which were generally shipped directly to customers free of shipping charges.

Sales and Marketing. Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our textbook partner schools, expenses associated with our Campus Outfitters retail locations and road shows, seasonal overhead associated with performing inventory purchases at textbook programs schools, and payroll and related expenses for personnel engaged in sales and marketing, account management, eduPartners operations and Campus Outfitters operations. Sales and marketing expense increased 46.1%, or approximately $0.4 million, to $1.2 million for the three months ended March 31, 2006 compared to the same period in 2005.

The following table sets forth sales and marketing expense for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,
	2006	2005
Variable sales and marketing expense	$163	$198
Percentage of total revenue	7.3%	8.5%
Other sales and marketing expense	$1,077	$651
Percentage of total revenue	48.5%	27.8%

Sales and marketing expense, as reported	$1,240	$849
Percentage of total revenue	55.8%	36.3%

Variable sales and marketing expense consists of credit card expenses, certain expenses associated with contracting with our textbook and apparel program schools, and sales expenses associated with our agreement with B&T. During the three months ended March 31, 2006, variable sales and marketing expense decreased 17.9%, or approximately $35,000, to approximately $0.2 million from the comparable year period. We expect that variable sales and marketing expense will increase during our peak selling period in the July/August/September back-to-school season. Please see “Forward-Looking Statements.”

Other sales and marketing expense consists of primarily of payroll and related expenses for personnel engaged in sales and marketing, account management, textbook and uniform operations, travel expense, expenses associated with our Campus Outfitters retail locations and road shows and seasonal overhead associated with performing inventory purchases at textbook program schools. During the three months ended March 31, 2006, fixed sales and marketing expense increased 64.7%, or approximately $0.4 million, to approximately $1.1 million from the comparable year period. This increase was attributable to the acquisition of Campus Outfitters, which was purchased in May 2005 and growth in personnel. Also included in this increase was a non-cash charge of $5,000 for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006.

We anticipate that other sales and marketing expenses will continue to increase in absolute dollars as we expand operations to support expected short and longer-term revenue growth. Please see “Forward-Looking Statements.”

General and administrative. General and administrative expense consists of payroll and related expenses for executive, administrative, and our development and systems personnel, facilities expenses, costs associated with the upgrade and maintenance of our website, outside consultant and professional services expenses, travel, and other general corporate expenses. General and administrative expense, reported net of $0.6 million and $0.1 million of costs capitalized for software developed or purchased for internal use during the three months ended March 31, 2006 and 2005, respectively, increased 75.2%, or approximately $0.6 million, to approximately $1.5 million for the three months ended March 31, 2006 compared to the prior year period. The net increase was primarily attributable to increased costs associated with our acquisition of Campus Outfitters in May 2005, an increase in maintenance costs and amortization costs associated with the costs we have capitalized in prior periods for software developed for internal use, and general increases in personnel and infrastructure expenditures associated with the growth of our business. Also included in this increase was a non-cash charge of $44,000 for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006.

We expect to experience significant expenditures in people, processes and systems during the remainder of fiscal 2006 to accelerate the growth of our current business and establish a foundation to support the introduction of new businesses and revenue streams in the future. We are capitalizing certain of these systems costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We will continue to upgrade our information systems in fiscal 2006, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the Campus Outfitters acquisition, the continued growth of our textbook program, and to comply with the numerous reporting and control requirements imposed by the Sarbanes Oxley Act, including Section 404. Therefore, we anticipate incurring significant increases in general and administrative expenses in fiscal 2006. Please see “Forward-Looking Statements.”

Amortization of Acquired Intangibles.

Our acquisition of Campus Outfitters in May 2005 was accounted for under the purchase method of accounting. As a result, we recorded intangible assets at their applicable fair values of the net tangible assets acquired. Intangible assets are amortized over periods ranging from three to ten years. Amortization of intangibles was approximately $39,000 during the three months ended March 31, 2006.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments. Other income was $119,000 for the three months ended March 31, 2006 compared to $151,000 for the three months ended March 31, 2005. The decrease was due to lower average cash invested in short-term and long-term during the three months ended March 31, 2006 as compared to the prior year period.

Income Taxes

Income tax benefit for the three months ended March 31, 2006 and 2005 was approximately $0.9 million and $0.3 million, respectively. We account for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. During fiscal 2005 management reassessed the potential realization of its remaining valuation allowance based on its financial projections, estimates of future profitability and the overall prospects of our business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Consequently, we released $10.0 million of the valuation allowance in fiscal 2005.

We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Please see “Forward-Looking Statements” and Note 9 to the consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $9.3 million of cash, cash equivalents and short-term investments and net working capital of approximately $14.3 million compared to approximately $6.1 million of cash, cash equivalents and short-term investments and net working capital of approximately $14.6 million at December 31, 2005. The increase in cash, cash equivalents and short-term investments during the three months ended March 31, 2006 was attributable to collection of certain rebates and receivables from B&T, increased collections of accounts receivable and a change in the mix of our short-term and long-term investments. This increase was partially offset by cash payments for i) our school partner incentive accruals; ii) the LydiaLearn assets; and iii) capital expenditures to support the growth in our operations, infrastructure and personnel. As of March 31, 2006, our principal commitments consisted of obligations outstanding under operating leases and accounts payable. We expect to experience significant expenditures in people, processes and systems during the remainder of fiscal 2006 to accelerate the growth of our current business and establish a foundation to support the introduction of new businesses and revenue streams in the future. Please see “Forward-Looking Statements.”

Net cash provided by operating activities was approximately $1.6 million for the three months ended March 31, 2006 compared to net cash (used in) operating activities of approximately $0.4 million for the three months ended March 31, 2005. The increase in cash provided by operating activities was primarily the result of a decrease in other current assets related to year-end rebates we had with B&T related to fiscal 2005 activity compared to the prior year period, as well as an increase in accounts payables.

These decreases were partially offset by increased payments against our textbook and uniform programs, which were due to increased revenues in 2005 as compared to 2004, and an increase in apparel inventory purchases related to Campus Outfitters, which was acquired in May 2005.

Investing activities consist of acquisitions of businesses, capitalization of software developed for internal use, purchases of property, plant and equipment, purchases of software, and purchases and sales of short-term and long-term investments. Net cash used in investing activities was approximately $2.5 million for the three months ended March 31, 2006 compared to net cash used in investing activities of approximately $3.7 million for the three months ended March 31, 2005. Total purchases of property, equipment and software, including capitalization of software developed for internal use, was $0.8 million during the three months ended March 31, 2006, an increase of approximately $0.6 million over the comparable period in 2005 primarily due to the purchase of the LydiaLearn assets and infrastructure growth as we continue to make significant investments in our people, processes and systems the accelerate the growth of our business. During the three months ended March 31, 2006, we purchased $1.7 million of short-term investments.

Net cash provided by financing activities was approximately $23,000 for the three months ended March 31, 2006 and approximately $47,000 for the three months ended March 31, 2005. Net cash provided by financing activities during both periods consisted of net proceeds from the exercise of employee stock options.

The following table provides an overview or our aggregate contractual obligations as of March 31, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Capital lease obligations & other	$19	$18	$5	$—	$—	$—	$42
Operating lease obligations (1) (2)	$956	$1,239	$1,188	$1,069	$659	$989	$6,100

Total	$975	$1,257	$1,193	$1,069	$659	$989	$6,142

(1)	Includes payments made through June 2006 for month-to-month leases.
(2)	Includes lease obligation associated with the acquisition of iQ Digital Studios on May 1, 2006

As of the date of this filing, we currently lease approximately 87,000 square feet pursuant to leases that are month-to-month or are scheduled to expire between May 2006 and May 2015.

We intend to increase spending on the development of our textbook and uniform school programs as well as make significant investments in our people, processes and systems to accelerate the growth of our current business and establish a foundation to support the introduction of new businesses and revenue streams in the future. Additionally, we anticipate incurring additional increases in general and administrative expenses fiscal 2006 as we take more of the necessary steps to prepare to comply with the numerous reporting and control requirements imposed by the Sarbanes-Oxley Act, including Section 404. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm our results of operations and financial condition. Please see “Forward-Looking Statements.”

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

Interest Rate Risk. Our cash equivalents and short-term and long-term investments are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of instruments with high credit quality and relatively short average maturities. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents, short-term and long-term investments subject to interest rate risk was $11.5 million and $9.8 million at March 31, 2006 and December 31, 2005, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank and are not included in the amounts above.

The weighted average yield on interest-bearing investments held as of March 31, 2006 was approximately 3.9% per annum. Based on our investment holdings at March 31, 2006, a 100 basis point decline in the average yield would have reduced our annual interest income by approximately $0.1 million.

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

As of the end of the period covered by this report, as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the date of such evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective with the exception of the material weakness that management identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (see below).

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management identified a material weakness in internal control over financial reporting. Specifically, we did not maintain effective controls over the accuracy of the calculation of diluted shares outstanding used in our earnings per share calculation. The source of the error was an error in the functioning of a spreadsheet used to make the underlying computations. Accordingly, management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Since that time we have taken appropriate steps during the first quarter of 2006 to remediate the identified material weakness by acquiring a third-party software product to automate this process, with the new product to be run in parallel with the existing system. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, we have not been able to test the newly designed controls since we recorded a net loss in our first quarter of fiscal 2006 and thereby the calculation of diluted shares outstanding was not required.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No such changes occurred during our last fiscal quarter, except for the design changes management has implemented described above as a result of the material weakness identified. Management believes the measures that we have implemented to remediate the material weakness relating to the calculation of diluted shares outstanding have had a material impact on our internal control over financial reporting during the first quarter of 2006 and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods.

PART II.

OTHER INFORMATION

Item 1: Legal Proceedings

Not Applicable

Item 1A: Risk Factors

For a comprehensive discussion of our risk factors, please refer to the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Date: May 15, 2006

Varsity Group Inc.

By:	/s/ JACK M BENSON
Jack M Benson
Chief Financial Officer