Form 10-Q
period 2006-06-30
VARSITY GROUP INC
filed 2006-08-14
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006, the registrant had 18,520,215 shares of common stock outstanding.

V ARSITY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2006

PART I.

FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP IN C.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited) June 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$735	$2,733
Short-term investments	2,470	3,336
Accounts receivable, net of allowance for doubtful accounts of $79 at June 30, 2006 and $80 at December 31, 2005, respectively	566	2,188
Inventory	11,286	4,476
Deferred income taxes	367	367
Other	426	5,211

Total current assets	15,850	18,311
Property, plant and equipment, net of depreciation	1,543	495
Software developed for internal use, net of amortization	2,108	1,188
Intangible assets, net of amortization	783	719
Goodwill	3,110	2,427
Deferred income taxes	17,660	15,157
Long-term investments	3,906	6,406
Other assets	172	101

Total assets	45,132	$44,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,823	$1,874
Other accrued expenses and other current liabilities	423	1,513
Taxes payable	336	336

Total current liabilities	6,582	3,723

Long-term liabilities:
Other non-current liabilities	155	30

Total liabilities	6,737	3,753

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 19,737 and 18,353 shares issued and 18,522 and 17,138 shares outstanding at June 30, 2006 and December 31, 2005, respectively	2	2
Additional paid-in capital	90,218	89,307
Accumulated unrealized loss on securities	(123)	(107)
Accumulated deficit	(49,969)	(46,418)
Treasury stock, $.0001 par value, 1,215 shares at June 30, 2006 and December 31, 2005, respectively	(1,733)	(1,733)

Total stockholders’ equity	38,395	41,051

Total liabilities and stockholders’ equity	$45,132	$44,804

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Textbooks	$688	$1,100	$2,155	$3,246
Uniforms	1,089	547	1,610	547
Solutions	91	—	91	—
Shipping	83	80	315	278

Total net sales	1,951	1,727	4,171	4,071

Operating expenses:
Cost of textbooks	394	680	1,507	2,116
Cost of uniforms	508	219	732	219
Cost of solutions	36	—	36	—
Cost of shipping	130	62	381	223
Sales and marketing	2,313	1,242	3,554	2,092
General and administrative	2,586	934	4,090	1,792
Amortization of acquired intangibles	58	12	97	12

Total operating expenses	6,025	3,149	10,397	6,454

Loss from operations	(4,074)	(1,422)	(6,226)	(2,383)

Other income, net:
Interest income , net	100	122	218	265
Other income (expense), net	(1)	(14)	—	(6)

Other income, net	99	108	218	259

Loss before income taxes	(3,975)	(1,314)	(6,008)	(2,124)

Income tax benefit	1,584	499	2,457	807

Net (loss) income	$(2,391)	$(815)	$(3,551)	$(1,317)

Net (loss) income per share:
Basic and diluted	$(0.14)	$(0.05)	$(0.20)	$(0.08)

Weighted average shares:
Basic and diluted	17,526	16,862	17,337	16,816

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,551)	$(1,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	519	193
Provision for bad debt	23	29
Deferred income tax benefit	(2,503)	(807)
Non-cash stock compensation	197	—
Changes in operating assets and liabilities:
Accounts receivable	1,646	376
Inventory	(6,810)	(6,157)
Other current and non-current assets	4,701	814
Accounts payable	3,968	4,353
Other accrued expenses and other current liabilities	(966)	(966)
Taxes payable	—	(13)

Net cash used in operating activities	(2,776)	(3,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions	(1,282)	(3,078)
Purchases of property, equipment and capitalization of software developed for internal use, net	(2,003)	(612)
Payments for intangible asset	(25)	—
Sales of short-term investments	3,350	7,000
Purchases of long-term investments	—	(1,500)

Net cash provided by (used in) investing activities	40	(1,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for capital lease obligations	(7)	(1)
Proceeds from exercise of employee stock options and warrants	745	166

Net cash provided by financing activities	738	165

Net decrease in cash and cash equivalents	(1,998)	(1,520)
Cash and cash equivalents at beginning of period	2,733	4,865

Cash and cash equivalents at end of period	$735	$3,345

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$108	50
Cash paid for interest	—	—

Non-cash investing activities
Reduction in goodwill recorded in the acquisition of Campus Outfitters	23	—

Acquisitions of IQ Digital (May 2006) and Campus Outfitters (May 2005)
Fair value of inventory acquired	$—	$(2,642)
Fair value fixed assets and other assets acquired	(444)	(184)
Identified intangible assets	(136)	(850)
Goodwill	(706)	(2,368)
Fair value of liabilities assumed	34	2,434
Issuance of stock for acquisition	—	695

Cash expended for acquisitions	(1,252)	(2,915)

Cash paid against acquisition accruals and adjustments to goodwill	(30)	(163)

Total cash paid for acquisitions	$(1,282)	$(3,078)

See accompanying notes to condensed consolidated financial statements

VARSITY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Description of Operations

Varsity Group Inc. (the “Company”) was incorporated on December 16, 1997 and launched its website, www.varsitybooks.com, in August 1998, at which time the Company began generating revenues. Varsity Group is a premier outsource solution provider to education institutions nationwide. Under the elite brand VarsityBooks, Varsity Group offers schools a comprehensive eCommerce solution for their textbook procurement operations. Through its VarsityOutfitters brand, Varsity Group is a full-service provider of uniform apparel needs for schools and businesses with physical retail locations in Indiana, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio, Texas and Virginia. Through its VarsitySolutions brand, Varsity Group focuses on educational branding, communications and marketing. Varsity Group comprises a nationwide network of hundreds of educational institutions that have chosen to outsource their bookstore and/or uniform operations through its innovative and proven outsourcing model.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 (“ABP 25”) “Accounting for Stock Issued to Employees” and requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. This statement was effective beginning with our first quarter of fiscal 2006. The Company adopted SFAS 123(R) using the modified prospective application transition method and recognized $148,000 and $197,000 in expense related to the adoption of the new accounting standard in the three and six months ended June 30, 2006 (see Note 3).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). Under SFAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective for accounting changes and corrections of errors made, if any, in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this standard will have a material impact on our financial statements.

In October 2005, the FASB issued FASB Staff Position FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123R-2”). FSP 123R-2 requires companies to estimate the fair value of share based payment awards when the award has been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123 R-2, a mutual understanding is assumed to exist on the date the award is approved by the Board of Directors and the key terms and conditions of the award are expected to be communicated to the individual within a relatively short time period from the date of approval. The adoption of FSP 123R-2 in the first quarter of 2006 did not have any impact on the Company in its first or second quarters of fiscal 2006.

In November 2005, FASB issued FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” (“FAS 123R-3.”) Effective upon issuance, FAS 123R-3 describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the later of the adoption of SFAS 123R or the effective date of FAS 123R-3 to evaluate their transition alternatives and make a one-time election. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.

Note 3: Stock-Based Compensation

1998 Stock Plan

On October 2, 1998, the Company adopted the 1998 Stock Plan, which was amended and restated in fiscal year 2000 and further amended in 2003, and under which incentive stock options, non-qualified stock options, restricted stock or stock rights, or any combination thereof may be granted to the Company’s employees and directors. There are approximately 8.6 million shares authorized under the 1998 Stock Plan, subject to increase annually on the date of our annual meeting of stockholders by (i) three percent of the Company’s outstanding common stock on such date, (ii) 750,000 shares, or (iii) such lesser amount as the Company’s Board may determine. The Company has reserved an additional 468,719 shares of its common stock for future option grants. The Board of Directors, or a Committee appointed by the Board, administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years and vesting periods between 12 and 60 months. Vested options held at the date of termination may be exercised within three months. The Board of Directors may terminate the 1998 Stock Plan at anytime.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. The Company previously applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS 123. The adoption of SFAS 123R resulted in stock-based compensation expense of approximately $148,000 and $197,000 for the three and six months ended June 30, 2006. This stock-based compensation expense negatively impacted basic and diluted earnings per share by approximately $0.01 per share for the three and six months ended June 30, 2006. As disclosed in prior period financial statements, in 2005 the Board of Directors approved the accelerated vesting of certain outstanding out-of-the-money options.

Had the Company accounted for its stock-based compensation plan in fiscal 2005 using the fair value based method of accounting in accordance with the provisions as required by SFAS 123(R), the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(815)	$(1,317)
Add: SFAS No. 123(R) stock-based compensation expense	(610)	(1,367)
Less: APB No. 25 stock-based compensation expense	—	—

Pro forma net loss	$(1,425)	$(2,684)

Net loss per share as reported
Basic and diluted	$(0.05)	$(0.08)
Pro forma net loss per share
Basic and diluted	$(0.08)	$(0.16)

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2006 was approximately $2.36 and $2.34, respectively, compared to $2.37 and $2.39 for the three and six months ended June 30, 2005, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The following weighted-average assumptions were used for grants during the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	50.45%	50.0%	51.14%	50.0%
Risk-free rate	4.91%	3.60%	4.86%	3.60%
Expected term	6.11 years	2 – 6 years	6.18 years	2 – 6 years
Dividend yield	0.0%	0.0%	0.0%	0.0%

The Company’s computation of expected volatility for grants during the six months ended June 30, 2006 is based on the historical volatility of the Company’s stock. The Company’s computation of expected term for grants during the six months ended June 30, 2006 represents management’s determination of such term after accessing the available historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company currently recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

A summary of activity of all options is as follows (in thousands, except per share data and contractual term):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	4,805	4.19	7.02	$6,112
Granted	585	4.20
Exercised	(1,066)	0.67
Forfeited	(285)	5.39

Outstanding, June 30, 2006	4,039	5.05	7.62	$2,074

Exercisable, June 30, 2006	3,438	5.20	7.24	$2,214

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on the last day of the reporting period. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The total intrinsic value of options exercised during the period was approximately $4.5 million. The intrinsic value is calculated as the difference between the market value on the date of the option exercise and the exercise price of the shares. The closing price per share of the Company’s common stock on June 30, 2006 was $4.08.

As of June 30, 2006, unrecognized stock-based compensation expense related to stock options of approximately $1.4 million is expected to be recognized over a weighted-average period of 3.8 years.

Given the Company’s net operating loss carryforward position and related considerations, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the quarter ended June 30, 2006.

Restricted Stock

As of December 31, 2005, there were no unvested shares of restricted stock outstanding. The Company issued 300,000 shares of restricted stock awards during the six months ended June 30, 2006. Restricted stock awards are amortized to compensation expense over the life of the vesting period. Restricted stock awards issued during the six months ended June 30, 2006 had a weighted average grant date fair value of $4.19 per share, amounting to total compensation expense over the life of the award of approximately $1.3 million. Restricted stock awards issued during the six months ended June 30, 2006 vest monthly over a four-year period and are expensed on a straight-line basis over the vesting period. At June 30, 2006, 275,000 shares remained unvested and there was approximately $1.1 million of unrecognized compensation cost related to restricted stock. There were no forfeitures of restricted stock during the six months ended June 30, 2006.

Note 4: Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from stock options, warrants and restricted stock to purchase common stock using the treasury stock method. The effect of stock options, warrants and restricted stock for the three and six month periods ended June 30, 2006 and June 30, 2005 were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss.

Note 5: Other Comprehensive Loss

Other comprehensive loss relates to unrealized losses on short-term and long-term investments. The following table sets forth the comprehensive loss for the six months ended June 30, 2006 and 2005 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss as reported	$(2,391)	$(815)	$(3,551)	$(1,317)
Other comprehensive loss	—	—	—	—
Unrealized gain (loss) on investments	(3)	66	(16)	(39)

Total comprehensive loss	$(2,394)	$(749)	$(3,567)	$(1,356)

Note 6: Other Current Assets

The following is a summary of other current assets as of June 30, 2006 and December 31, 2005 (in thousands):

Other Current Assets	June 30, 2006	December 31, 2005
Rebates due from B&T	$—	$4,108
Returns in transit	—	762
Other	426	341

	$426	$5,211

•	Rebates due from B&T are amounts due to the Company for meeting certain thresholds during the year;

•	Returns-in-transit consists of new textbooks that the Company returned to publishers for credit during the fourth quarter of fiscal 2005 that had not yet been processed by the publishers as of December 31, 2005; and

•	Other consists of prepaids and other assets.

Note 7: Intangible Assets and Goodwill

Intangible assets as of June 30, 2006, consisting of i) the purchase price allocation of the May 2005 Campus Outfitters acquisition; ii) the non-compete agreement associated with the purchase of the LydiaLearn assets in March 2006; and iii) the preliminary purchase price allocation of the May 2006 IQ-Digital acquisition, were as follows (in thousands):

	Life	Gross Assets	Accumulated Amortization	Net Assets
Trademarks	3 yrs	$150	$51	$99
Customer related assets	1-10 yrs	567	66	501
Non-compete agreements	2 - 4 yrs	253	70	183

Total		$970	$187	$783

The changes in the amount of carrying value of goodwill in the six months ended June 30, 2006 were as follows (amounts in thousands):

Net Assets
Balance as of December 31, 2005	$2,427
IQ-Digital acquisition	706
Reduction in goodwill related to changes in estimated liabilities assumed in Campus Outfitters acquisition	(23)

Balance as of June 30, 2006	$3,110

Amortization expense related to the Company’s acquired intangible assets was $58,000 and $97,000 during the three and six months ended June 30, 2006, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2006 is as follows: (amounts in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Amortization expense	$133	$215	$111	$56	$51	$217	$783

Note 8: Acquisitions and Purchase of Assets

On May 1, 2006, the Company acquired substantially all the assets of IQ Digital Studios (“IQ Digital”) from White Hat Ventures, LLC for approximately $1.3 million cash plus the assumption of certain liabilities. IQ Digital is based in Akron, Ohio and is an advertising agency focused on educational branding, communications and marketing. IQ Digital also specializes in eLearning content design and development, end-to-end streaming video solutions including TV on the Web and custom branded streaming video player technology. The IQ Digital acquisition enables the Company to improve its speed to market as it adds new products and services and also strengthens the Company’s strategy of becoming a one-source solution for educational institutions by providing a new line of services that the Company can offer to its existing school client base.

The results of operations for IQ Digital have been included in the Company’s operations since the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on management’s preliminary estimates of their applicable fair value. The initial weighted average amortization period for all intangible assets acquired in this transaction that are subject to amortization is 2.6 years.

On March 29, 2006, the Company purchased the assets of Lydia Learn from White Hat On Campus, LLC, for cash of approximately $0.4 million. Management determined under the guidance of EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, that the assets acquired did not constitute a business combination and therefore the assets will be recorded at relative fair values of the assets acquired and liabilities assumed. Accordingly, approximately $350,000 was allocated to acquired software and $25,000 was allocated to a non-compete agreement, which will be amortized over four years. The remaining balance of the purchase price was allocated to various fixed or current assets.

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

The Company will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If the Company continues to meet its financial projections and improve upon its results of operations, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the future. Such releases, if relating to certain option deductions, increase additional-paid-in-capital would result in recording a tax benefit that would increase net income in the period the allowance is released. Approximately $2.5 million of the valuation allowance relates to net operating losses resulting from stock option windfall benefits, e.g., disqualifying dispositions. Reductions in the valuation allowance for those assets will result in an increase to additional paid-in capital after the valuation allowance related to all other deferred tax assets amounts have been reduced.

Note 10: Inventories

Inventories, consisting of products available for sale, are valued at the lower of cost or market value and are accounted for principally using the FIFO method. The Company’s inventory balance as of June 30, 2006 and December 31, 2005 consists of (in thousands):

Inventory	June 30, 2006	December 31, 2005
New textbooks	$3,991	$1,708
Used textbooks	3,965	1,191
Uniforms and apparel	3,330	1,577

	$11,286	$4,476

The components of inventory are as follows:

•	New textbooks consist of new book inventory held at Baker & Taylor (“B&T”), our fulfillment partner, acquired by B&T in support of our Varsity Partners textbook program for which they generally do not enjoy standard return privileges with the publisher. New textbooks also include inventory held at Campus Outfitters retail locations and new textbooks held at other locations;

•	Used textbooks consist of used textbooks held at B&T, Campus Outfitters retail locations, or other locations; and

•	Uniforms and apparel consists of school uniform related inventory held at our Campus Outfitters warehouses or retail locations.

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

Note 11: Business Segments.

Prior to its acquisition of Campus Outfitters in May 2005, the Company was primarily an Internet retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets. The Company’s chief operating decision maker reviewed financial information presented on a consolidated basis. Accordingly, the Company considered itself to be in a single industry segment. In May 2005, the Company added a second product line with its acquisition of Campus Outfitters, a leading provider of uniform apparel needs to schools and businesses, and in May 2006, the Company added a third business line with its acquisition of IQ-Digital, an advertising agency focused on educational branding, communications, marketing and eLearning content design and development. Accordingly, the Company’s operations are aggregated into three reportable business segments: textbook trade, uniform trade and solutions.

The business segments reported below are the segments of the Company for which discrete financial information was available and for which the Company’s chief operating decision maker evaluated gross margins in its first and second quarters of fiscal 2006 (amounts in thousands):

Three months ended June 30, 2006

	Textbooks	Uniforms	Solutions	Corporate	Total
Sales	$688	$1,089	$91	$—	$1,868
Product gross margin	$294	$581	$55	$—	$930
Shipping revenue	$83	$—	$—	$—	$83
Shipping gross margin	$(15)	$(34)	$—	$—	$(49)
Total sales	$771	$1,089	$91	$—	$1,951
Blended gross margin	$279	$547	$55	$—	$881
Goodwill	$511	$1,893	$706	$—	$3,110
Total assets	$10,923	$6,970	$1,880	$25,359	$45,132

Six months ended June 30, 2006

	Textbooks	Uniforms	Solutions	Corporate	Total
Sales	$2,156	$1,610	$91	$—	$3,857
Product gross margin	$649	$878	$55	$—	$1,582
Shipping revenue	$304	$11	$—	$—	$315
Shipping gross margin	$(14)	$(64)	$—	$—	$(78)
Total sales	$2,460	$1,620	$91	$—	$4,171
Blended gross margin	$635	$814	$55	$—	$1,504
Goodwill	$511	$1,893	$706	$—	$3,110
Total assets	$10,923	$6,970	$1,880	$25,359	$45,132

Note 12: Related Party Transaction.

Connected with the acquisition of Campus Outfitters, the Company assumed the lease to the Campus Outfitters 16,800 square foot corporate headquarters building in College Park, MD which is owned by 5112 Berwyn LLC, a Maryland limited liability company whose controlling shareholders are Adam Hanin, the founder of Campus Outfitters and Executive Vice President of Sales of the Company until June 15, 2006. Under terms of the lease, the Company is obligated to pay 5112 Berwyn LLC $18,000 a month through May 2015. The Company’s total related party payments in the six months ended June 30, 2006 was $108,000.

Note 13: Subsequent Event.

On July 10, 2006, the Company entered into a Services and Management Agreement with SchoolOne.com LLC (“SchoolOne”) in which SchoolOne will develop the Company’s new technology and provide services and support for the Company’s processes and systems to assist in accelerating the growth of our current business and establish a foundation to support the introduction of new businesses and revenue streams in the future. This agreement replaces all previous sources of development, technology, services and support we had relied on, both internal and external. See “Liquidity and Capital Resources.”

Item 2: Management’s Dis cussion and Analysis of Financial Condition and Results of Operations

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

Varsity Group is a premier outsourcing solutions provider for the education community. Through Varsity Group’s four divisions, we offer a broad array of solutions to K-12 schools across the nation that enables schools to focus on their core mission of educating students. Our Varsity Books division provides comprehensive outsourcing solutions including textbook managed services, school supplies solutions, and software products at discount pricing. Our Varsity Outfitters division provides school uniform and branded apparel solutions. Our Varsity Solutions division, formed in the second quarter with the acquisition of iQ Digital and LydiaLearn, provides school marketing services, security and access solutions, information technology solutions, testing and assessment consulting and office supply programs. Our newest division, Varsity Finance plans to begin marketing student loan programs and tuition payment solutions by the end of the third quarter 2006. All of our programs are designed to relieve our partner schools from the operational, technical and financial challenges associated with managing the highly seasonal and highly specialized functions of their school operations. This enables our client schools to focus their resources on their core educational mission. Please see Note 11 to our condensed consolidated financial statements for financial information on our three business segments, textbook trade, uniform trade and solutions.

Through Varsity Group’s solutions, students and families enjoy the convenience of purchasing learning materials, school uniforms, software, and other supplies through our convenient online stores (located at www.varsitybooks.com, www.varsityoutfitters.com, and www.campusoutfitters.com), at select retail locations, or at our on-campus sales events. To date, the primary channel for textbook sales has been through online eCommerce transactions, while the majority of our uniform sales have been recognized through retail stores and on-campus sales events.

Within our Varsity Books division, we create a customized virtual bookstore for each partner school which is hosted on our website, www.varsitybooks.com. This site contains the required and optional educational materials, software and supplies selected by the school organized by grade, academic discipline and course name. Students and parents from each of our partner schools access their customized bookstore to place their orders via a direct link from their school’s homepage or by searching for their school bookstore by region and state on our homepage. Once an order has been submitted, it is typically picked, packed and shipped within one business day from one of three distribution centers maintained by our book fulfillment partner. Through a partnership agreement with Office Depot signed in August 2006, we now include school supply kits in our schools online stores enabling parents the added one click convenience of adding their needed school supplies to their order. And, through an agreement with CampusTech signed in August 2006, we are now offering software and other related products at discounted prices to our schools and their students. We are also expanding the relationship with our book fulfillment partner to begin offering their full line of consumer and entertainment products beginning in the fourth quarter 2006.

Our client schools leverage Varsity’s textbook solution to lower their operating overhead by outsourcing their bookstore operation while delivering a more efficient and flexible bookstore solution to their community. As a further convenience to parents, students and school officials, to the extent any of our partner schools adopt textbooks to be used in the next school term, we will typically offer parents and students several options to sell back their textbooks to us at the end of the school year, helping to lower their total cost of textbook ownership. These used textbooks are offered for sale the following school year providing our student and parent customers lower cost textbook alternatives.

As part of our strategy to expand the number of services and products we offer our customers, we acquired Campus Outfitters in May 2005, creating a single source solution for school textbook and uniform needs. Our acquisition of Campus Outfitters allows us to leverage relationships with schools partnered under either our Varsity Books or Varsity Outfitters divisions by cross-promoting the other product lines. Through the Varsity Outfitters division, we own and operate nine retail locations serving school communities as their official school uniform provider. As a further convenience to our uniform customers, we travel to eligible schools and conduct on-campus sales events during which families can purchase and take home all necessary uniform components the same day. Parents and students also have the ability to shop online through customized virtual stores which are created on www.campusoutfitters.com for each partner school containing all required and optional uniform components. Similar to our textbook solution, partner uniform schools leverage their relationship with us to lower their operating overhead by outsourcing their school uniform operation while delivering a more flexible uniform solution to their community.

With the acquisition of iQ Digital in May 2006, our recently formed Varsity Solutions division provides innovative school marketing and online learning solutions to our client schools. As a further part of our Varsity Solutions growth strategy, we have recently partnered with several leading companies that specialize in education solutions of particular value to schools and that fit our outsourced solutions model. Our August 2006 partnership with Office Depot enables us to provide Office Supplies solutions to schools and School Supplies solutions to parents and students. Through our partnership with SchoolOne, a leading school technology and solutions company, we now offer turn-key and customized information technology solutions to our client schools. In August 2006, we entered into agreements with Lange Consultants, a nationally recognized academic program evaluation and design firm and TCS, a school security and access solutions specialist, and are beginning to offer these services to our schools. We have designed and developed all of these programs to leverage our existing technology, account management, distribution and customer service infrastructure to provide added convenience and cost savings to our schools and consumers.

Our newest division, Varsity Finance, was formed to provide tuition financing options to schools across the country. We intend to market student loans and tuition payment plans provided by third party financial institutions. We have already licensed the nation’s leading college and career planning technology from Envictus to provide such services as online college research and selection, financial aid research, locating summer camps and summer jobs, and career planning and research all through our Varsity Finance website. Effective August 2006, we have partnered with Bank of America to provide schools with financing options for our technology and security solutions that also establishes an opportunity for Varsity to earn financing income on each transaction. Through the formation of this division, our goal is to permit consumers to consolidate all the costs related to attending school including tuition, books, clothing, supplies, technology, and more, into a single payment. This solution is designed to support the cross selling of our products and programs to schools and their families by relieving their financial and operational burden through a convenient, simple offering.

Throughout 2005, we continued to expand our core online textbook model, while integrating the Campus Outfitters acquisition. During the year ended December 31, 2005, revenues increased by 33% or $12.4 million to $50.1 million, from $37.7 million in fiscal 2004. Approximately $5.8 million of this increase in revenue was generated from our new uniform product line.

We believe a key aspect of our textbook and uniform models are the underlying school, parent and student relationships we build with each new partner school. The addition of Campus Outfitters in 2005 added approximately 300 additional school relationships to our network, focused primarily in the K-12 private education marketplace, increasing our total number of school relationships to over 700. During fiscal 2005, we met the textbook or uniform needs of over 240,000 parent and student customers. Approximately 90% of our textbook accounts are currently private elementary and secondary schools and virtually all of our uniform accounts are currently private elementary and secondary schools.

During our second quarter of fiscal 2006, we again focused on increasing our used textbook inventory by expanding our on-campus textbook buyback program. Through these buyback events, we provide our partner school parents and students the option of selling back to us at the end of the current school year textbooks that our partner schools are adopting for use during the approaching school year. This increases the overall number of used textbooks available to our partner schools throughout the school year, lowers the total cost of textbook ownership for parents and students and provides customers more purchasing options. During fiscal 2005, approximately 14% of our textbook sales were from used books.

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

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For a comprehensive discussion of our accounting policies, please refer to the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We do not have any ownership interest in any special purpose or similar entities and do not have any significant related party transactions

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the more significant areas involving management’s judgments and estimates. Other than noted below, there have been no significant changes during the first two quarter’s of 2006 to the items disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We adopted SFAS No. 123R using the modified prospective transition method. Under that transition method, non-cash compensation expense was recognized in the first quarter of fiscal 2006 and included the following: (a) compensation expense related to stock-based payments granted prior to, but not yet vested, as of January 1, 2006, and (b) compensation expense for stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize non-cash compensation expense for the fair values of these stock-based awards on a straight-line basis over their requisite service periods. Because non-cash stock compensation expense is based on awards ultimately expected to vest, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

As a result of adopting SFAS No. 123R, we recognized stock-based compensation expense of $148,000 and $197,000 during the three and six months ended June 30, 2006, which primarily increased our general and administrative expenses. We calculated this expense based on the fair values of the stock-based compensation awards. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating stock-based compensation expense under SFAS No. 123R also requires us to make assumptions about expected future forfeiture rates for our option awards. As of June 30, 2006, total unrecognized compensation expense related to unvested stock-based compensation arrangements previously granted under our various plans was $2.5 million, which we expect to recognize over a weighted-average period of 3.7 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods as that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

For more information on stock-based compensation expense recorded for the quarter ended June 30, 2006, please refer to Note 3 to our condensed consolidated financial statements.

Business Acquisition and Valuation and Impairment Review of Long-Lived Assets

We accounted for our May 2006 purchase of IQ Digital in accordance SFAS 141 and accounted for the related acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 141, we allocated the cost of IQ Digital to the identifiable tangible and intangible assets and liabilities assumed, with the remaining amount being classified as goodwill. Management’s estimates of the fair value of the identifiable intangible assets acquired included significant estimates about future performance. As required by SFAS 142, in lieu of amortizing goodwill, we will test goodwill for impairment annually and any time a triggering indicator exists. During our second quarter of fiscal 2006, we performed our goodwill impairment tests for our textbook and uniform reporting units by applying a fair value-based test and we concluded that goodwill was not impaired and therefore, no impairment losses have been recorded. This conclusion is based on our judgment, taking into consideration expectations regarding future profitability and the status of the reporting units that have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value. The determination of the value of such intangible assets and the annual impairment tests required by SFAS 142 requires management to make estimates of future revenues, customer retention rates, estimated useful lives and other assumptions that affect our consolidated financial statements.

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

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence, including our cumulative net income for fiscal 2003, 2004 and 2005, estimates of future profitability and the overall prospects of our business, we concluded that it is more likely than not that the recorded portion of the deferred tax benefits will be realized. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change. If we continue to meet our financial projections and improve upon our results of operations, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the future. Such releases, if any, would result in recording a tax benefit that would increase net income in the period the allowance is released and, thereafter, if relating to certain option deductions, increase additional-paid-in-capital. At December 31, 2005, approximately $6.9 million of potential future income tax benefit was fully reserved on our consolidated financial statements.

Also in accordance with SFAS 109, the Company determines an estimate of its annual effective tax rate and then applies that rate for its quarterly reporting periods. Managements estimate of it annual effective tax rate is based on projected earnings for its current fiscal year and is updated if circumstances change.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three and six months ended June 30, 2006 and June 30, 2005, expressed as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Textbooks	35.3%	63.7%	51.7%	79.8%
Uniforms	55.7%	31.7%	38.6%	13.4%
Solutions	4.7%	—	2.2%	—
Shipping	4.3%	4.6%	7.5%	6.8%

Total net sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Cost of textbooks	20.2%	39.4%	36.1%	52.0%
Cost of uniforms	26.0%	12.7%	17.6%	5.4%
Cost of solutions	1.9%	—	0.9%	—
Cost of shipping	6.7%	3.6%	9.1%	5.5%
Sales and marketing	118.6%	71.9%	85.2%	51.4%
General and administrative	132.5%	54.2%	98.2%	44.0%
Amortization of acquired intangibles	3.0%	0.7%	2.3%	0.3%

Total operating expenses	308.8%	182.3%	249.2%	158.5%

Loss from operations	(208.8)%	(82.3)%	(149.2)%	(58.5)%

Other income, net	5.1%	6.2%	5.2%	6.4%

Loss before income taxes	(203.7)%	(76.1)%	(144.0)%	(52.2)%
Income tax benefit	81.2%	28.9%	58.9%	19.8%

Net (loss) income	(122.6)%	(47.2)%	(85.1)%	(32.3)%

Seasonality:

We experience significant seasonality in our results of operations and our peak selling period is the July/August/September back-to-school season. During fiscal 2005 and 2004, approximately 86% and 85% of our revenues, respectively, were recognized in this period. We expect this trend to continue as we expand our textbook and uniform programs in the private middle and high school market during 2006. While many private middle and high school institutions have an active book-buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Historically, Campus Outfitters has experienced similar seasonality in its results of operations. Consistent with its current concentration of private elementary, middle and high schools, Campus Outfitters’ peak selling season has been the July/August/September back-to-school season. Part of our strategy is to extend our textbook program more deeply into the college and distance learning markets, expand our uniform model to more broadly incorporate branded apparel and identify profitable new products or services to market to our existing customer base. This could result in more balanced revenues in future fiscal years. However, based upon our current program, product and school mix, we will continue to experience significant fluctuations in quarterly operating results, at least for the foreseeable future. Please see “Forward-Looking Statements.”

Net Sales:

Net sales increased 12.9%, or $0.2 million, to $2.0 million, and increased 2.5%, or $0.1 million, to $4.2 million for the three and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The increase was the result of the acquisition of Campus Outfitters in May 2005 which contributed approximately $1.1 million and $1.6 million to total revenue for the three and six months ended June 30, 2006 as compared to a contribution of approximately $0.5 million for the prior year periods. This increase in overall revenue was largely offset by the non-renewal of an on-campus bookstore management agreement that represented approximately $0.6 million and $1.1 million of revenue during the three and six months ended June 30, 2005 and generated no revenue during the three and six months ended June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales:
Textbooks	35.3%	63.7%	51.7%	79.8%
Uniforms	55.7%	31.7%	38.6%	13.4%
Solutions	4.7%	—	2.2%	—
Shipping	4.3%	4.6%	7.5%	6.8%

Total net sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:

Cost of Textbooks - Cost of textbooks consists of the cost of textbooks and related education material sold to customers. Cost of textbooks decreased 42.2%, or approximately $0.3 million, to approximately $0.4 million, and decreased 28.8%, or approximately $0.6 million, to approximately $1.5 million for the three and six months ended June 30, 2006, respectively. This decrease was attributable to the non-renewal of an on-campus bookstore management agreement mentioned above. Expressed as a percentage of related revenue, cost of textbooks was 60.7% and 61.9% for the three months ended June 30, 2006 and 2005, respectively, and 73.7% and 65.3% for the six months ended June 30, 2006 and 2005, respectively. This increase in the six months ended June 30, 2006 was largely attributable to shifts in textbook revenue mix as a result of the non-renewal of an on-campus bookstore management agreement during the seasonally insignificant quarterly periods from a revenue perspective. We expect that textbook costs for the full fiscal year will be consistent with, or lower than, historical levels. Cost of textbooks varies with textbook revenue and we expect these costs to increase in absolute dollars as our customer base and number of partner schools served expands. Please see “Forward-Looking Statements.”

Cost of Uniforms - Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms increased approximately $0.3 million, or 131.9%, to approximately $0.5 million, and increased approximately $0.5 million, or 234.4%, to approximately $0.7 million for the three and six months ended June 30, 2006, respectively. Expressed as a percentage of related revenue, cost of uniforms was 46.6% and 40.0% for the three months ended June 30, 2006 and 2005, respectively, and 45.5% and 40.0% for the six months ended June 30, 2006 and 2005, respectively. Cost of uniforms varies with uniform revenue and we expect these costs to increase in absolute dollars as our customer base expands. Please see “Forward-Looking Statements.”

Cost of Shipping. Cost of shipping consists of outbound shipping to our customers. Cost of shipping increased $68,000, or 110.3%, to $130,000, and increased approximately $158,000, or 70.9%, to approximately $381,000 for the three and six months ended June 30, 2006, respectively. This increase was attributable to increased shipping expenses associated with the addition of Campus Outfitters uniform revenues in the period. Expressed as a percentage of related revenue, cost of shipping was 156.6% and 77.5% for the three months ended June 30, 2006 and 2005, respectively, and 121.0% and 80.2% for the six months ended June 30, 2006 and 2005, respectively. This increase was the result of increased shipping expense associated with the addition of Campus Outfitters uniform revenues, which were generally shipped directly to customers free of shipping charges.

Sales and Marketing. Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our textbook partner schools, expenses associated with our retail locations and road shows, seasonal overhead associated with performing inventory purchases at textbook programs schools, and payroll and related expenses for personnel engaged in sales and marketing, account management, and our textbook, uniform and solutions operations. Sales and marketing expense increased approximately $1.1 million, or 86.2%, to approximately $2.3 million, and increased 69.9%, or approximately $1.5 million, to approximately $3.6 million for the three and six months ended June 30, 2006, respectively.

The following table sets forth sales and marketing expense for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Variable sales and marketing expense	$279	$100	$442	$298
Percentage of total revenue	14.3%	5.8%	10.6%	7.3%
Other sales and marketing expense	$2,034	$1,142	$3,112	$1,794
Percentage of total revenue	104.3%	66.1%	74.6%	44.1%

Sales and marketing expense	$2,313	$1,242	$3,554	$2,092

Percentage of total revenue	118.6%	71.9%	85.2%	51.4%

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

Other sales and marketing expense consists of primarily payroll and related expenses for personnel engaged in sales and marketing, account management, textbook, uniform and solutions operations, travel expense, expenses associated with our retail locations and road shows and seasonal overhead associated with performing inventory purchases at textbook program schools. Fixed sales and marketing expense increased 78.1%, or approximately $0.9 million, to approximately $2.0 million, and increased 73.4%, or approximately $1.3 million, to approximately $3.1 million for the three and six months ended June 30, 2006, respectively. The acquisition of Campus Outfitters, which was purchased in May 2005, contributed to approximately $0.7 million and $1.1 million of this increase for the three and six months ended June 30, 2006, respectively. The acquisition of IQ Digital in May 2006 contributed approximately $0.1 million of this increase for the three and six months ended June 30, 2006, respectively. Also included in this increase was a non-cash charge of $5,000 and $13,000 for the three and six months ended June 30, 2006, respectively, for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006.

We anticipate that other sales and marketing expenses will continue to increase in absolute dollars as we increase staff and expand operations to support expected short and longer-term revenue growth. Please see “Forward-Looking Statements.”

General and administrative. General and administrative expense consists of payroll and related expenses for executive, administrative, and our development and systems personnel, facilities expenses, costs associated with our agreement with SchoolOne which is developing our new technology and providing services and support for our processes and systems, costs associated with the upgrade and maintenance of our website, outside consultant and professional services expenses, travel, and other general corporate expenses. General and administrative expense, reported net of $0.5 million and $0.3 million of costs capitalized for software developed or purchased for internal use during the three months ended June 30, 2006 and 2005, respectively, increased 176.9% or approximately $1.7 million, to approximately $2.6 million for the three months ended June 30, 2006 compared to the prior year period. General and administrative expense, reported net of $1.1 million and $0.4 million of costs capitalized for software developed or purchased for internal use during the six months ended June 30, 2006 and 2005, respectively, increased 128.2% or approximately $2.3 million, to approximately $4.1 million for the six months ended June 30, 2006 compared to the prior year period. These increases were primarily attributable to:

•	general increases in personnel and infrastructure expenditures associated with the growth of our business;

•	approximately $0.4 million and $0.7 million of additional costs in Campus Outfitters and IQ Digital for the three and six months ended June 30, 2006, respectively, compared to the three and six month periods in 2005 which only had one month associated with our acquisition of Campus Outfitters in May 2005 and none related to our acquisition of IQ Digital in May 2006;

•	an increase in maintenance costs and amortization costs associated with the costs we have capitalized in prior periods for software developed for internal use; and

•	non-cash charges of $0.1 million and $0.2 million for the three and six months ended June 30, 2006 for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006.

We expect to experience significant expenditures in people, processes and systems during the remainder of fiscal 2006 to accelerate the growth of our current business and establish a foundation to support the introduction of new businesses and revenue streams in the future. Therefore, we anticipate incurring significant increases in general and administrative expenses in fiscal 2006. We will continue to upgrade our information systems in fiscal 2006, which includes substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping in order to accommodate the Campus Outfitters acquisition, the continued growth of our textbook program, and to comply with the numerous reporting and control requirements imposed by the Sarbanes Oxley Act, including Section 404. We are capitalizing software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Please see “Forward-Looking Statements.”

Amortization of Acquired Intangibles.

Our acquisitions of Campus Outfitters in May 2005 and IQ Digital in May 2006 were accounted for under the purchase method of accounting. As a result, we recorded intangible assets at their applicable fair values of the net tangible assets acquired. Intangible assets are amortized over periods ranging from one to ten years. Amortization of acquired intangibles was $58,000 and $97,000 during the three and six months ended June 30, 2006, compared to $12,000 during the comparable prior year periods.

Other income expense, net

Other income expense, net consists primarily of interest income on our cash and cash equivalents and investments. Other income was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively, compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2005, respectively. The decrease was due to lower average cash invested in short-term and long-term during the three and six months ended June 30, 2006 as compared to the prior year period.

Income Taxes

Income tax benefit for the three and six months ended June 30, 2006 was approximately $1.6 million and $2.5 million, respectively, compared to income tax benefit of approximately $0.5 million and $0.8 million for the three and six months ended June 30, 2005, respectively. We account for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. During fiscal 2005 management reassessed the potential realization of its remaining valuation allowance based on its financial projections, estimates of future profitability and the overall prospects of our business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Consequently, we released $10.0 million of the valuation allowance in fiscal 2005.

We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. Any future release of the remaining valuation allowance would result in recording a tax benefit that would increase net income in the period the allowance is released. Please see “Forward-Looking Statements” and Note 9 to the condensed consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $3.2 million of cash, cash equivalents and short-term investments and net working capital of approximately $9.3 million compared to approximately $6.1 million of cash, cash equivalents and short-term investments and net working capital of approximately $14.6 million at December 31, 2005. As of June 30, 2006, we had approximately $3.9 million in long-term investments compared to approximately $6.4 million at December 31, 2005. The decrease in cash, cash equivalents and short-term investments during the six months ended June 30, 2006 was primarily attributable to cash payments for:

•	used textbooks we acquired during our fiscal 2006 buyback campaign;

•	the purchase of LydiaLearn assets in March 2006 and the IQ Digital acquisition in May 2006;

•	school partner incentive accruals paid primarily during our first quarter; and

•	capital expenditures to support the growth in our operations, infrastructure and personnel.

These cash payments were partially offset by collection of certain rebates and receivables from B&T and increased collections of accounts receivable

As of June 30, 2006, our principal commitments consisted of obligations outstanding under operating leases, our service agreement with SchoolOne, and accounts payable. We expect to experience significant expenditures in people, processes and systems during the remainder of fiscal 2006 to accelerate the growth of our current business and establish a foundation to support the introduction of new businesses and revenue streams in the future. Please see “Forward-Looking Statements.”

Net cash used in operating activities was approximately $2.7 million for the six months ended June 30, 2006 compared to net cash used in operating activities of approximately $3.5 million for the six months ended June 30, 2005. The decrease in cash used in operating activities was primarily the result of a decrease in other current assets related to year-end rebates we had with B&T related to fiscal 2005 activity compared to the prior year period, as well as an increase in accounts payables.

Investing activities consist of acquisitions of businesses, capitalization of software developed for internal use, purchases of property, plant and equipment, purchases of software, and purchases and sales of short-term and long-term investments. Net cash provided by investing activities was $40,000 for the six months ended June 30, 2006 compared to net cash used in investing activities of approximately $1.8 million for the six months ended June 30, 2005. Total purchases of property, equipment and software, including capitalization of software, was $2.0 million during the six months ended June 30, 2006, an increase of approximately $1.4 million over the comparable period in 2005 primarily due to the purchase of the LydiaLearn assets and infrastructure growth as we continue to make significant investments in our people, processes and systems the accelerate the growth of our business. Cash payments for the IQ Digital acquisition were approximately $1.3 million during the six months ended June 30, 2006, as compared to approximately $3.1 million for cash payments made during the comparable reporting period for Campus Outfitters. During the six months ended June 30, 2006 and 2005, we had net sales of short-term and long-term investments of approximately $3.4 million and $5.5 million, respectively, which we used to fund our business acquisitions, infrastructure growth, and operations.

Net cash provided by financing activities was approximately $0.7 million for the six months ended June 30, 2006 and approximately $0.2 million for the six months ended June 30, 2005. Net cash provided by financing activities during both periods consisted of net proceeds from the exercise of employee stock options.

The following table provides an overview or our aggregate contractual obligations as of June 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flows for the remainder of fiscal 2006 and in future periods are as follows (in thousands):

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Capital lease obligations & other	$13	$18	$5	$—	$—	$—	$36

SchoolOne (2)	$2,091	$1,732	$—	$—	$—	$—	$3,823

Operating lease obligations (1)	$706	$1,246	$1,196	$1,072	$659	$989	$5,868

Total	$2,810	$2,996	$1,201	$1,072	$659	$989	$9,727

(1)	Includes payments through September 2006 for month-to-month leases.
(2)	On July 10, 2006, we entered into a Services and Management Agreement with SchoolOne.com LLC (“SchoolOne”) in which SchoolOne will develop the Company’s new technology and provide services and support for the Company’s processes and systems to assist in accelerating the growth of the Company’s current business and establish a foundation to support the introduction of new businesses and revenue streams in the future. This agreement replaces all previous sources of development, technology, services and support the Company had relied on, both internal and external.

As of the date of this filing, we currently lease approximately 87,000 square feet pursuant to leases that are month-to-month or are scheduled to expire between September 2006 and May 2015.

We intend to increase spending on the development of our textbook and uniform school programs, our new Varsity Solutions business unit, and make significant investments in our people, processes and systems to accelerate the growth of our current business and establish a foundation to support the introduction of new businesses and revenue streams in the future. Additionally, we anticipate incurring additional increases in general and administrative expenses fiscal 2006 as we take more of the necessary steps to prepare to comply with the numerous reporting and control requirements imposed by the Sarbanes-Oxley Act, including Section 404. Failure to generate sufficient revenues or, if necessary, reduce discretionary spending could harm our results of operations and financial condition. Please see “Forward-Looking Statements.”

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

Item 3. Quantitative and Qualit ative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents and short-term and long-term investments are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of instruments with high credit quality and relatively short average maturities. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents, short-term and long-term investments subject to interest rate risk was $6.4 million and $9.8 million at June 30, 2006 and December 31, 2005, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank and are not included in the amounts above.

The weighted average yield on interest-bearing investments held as of June 30, 2006 was approximately 3.8% per annum. Based on our investment holdings at June 30, 2006, a 100 basis point decline in the average yield would have reduced our annual interest income by approximately $0.1 million.

Item 4. Controls and Procedur es

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

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management identified a material weakness in internal control over financial reporting. Specifically, we did not maintain effective controls over the accuracy of the calculation of diluted shares outstanding used in our earnings per share calculation. The source of the error was an error in the functioning of a spreadsheet used to make the underlying computations. Accordingly, management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Since that time we have taken appropriate steps during the first quarter of 2006 to remediate the identified material weakness by acquiring a third-party software product to automate this process, with the new product to be run in parallel with the existing system. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, we have not been able to test the newly designed controls since we recorded a net loss in our first and second quarters of fiscal 2006 and thereby the calculation of diluted shares outstanding was not required.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No such changes occurred during our last fiscal quarter, except for the design changes management has implemented described above as a result of the material weakness identified. Management believes the measures that we have implemented to remediate the material weakness relating to the calculation of diluted shares outstanding have had a material impact on our internal control over financial reporting during the first two quarters of 2006 and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods.

P ART II.

OTHER INFORMATION

Item 1: Legal Proceedi ngs

Not Applicable

Item 1A: Risk Factors

Other than noted below, there have been no significant changes during the first two quarter’s of 2006 to the Company’s reported risk factors since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

OUR ACQUISITION OF IQ DIGITAL MAY ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS IN FUTURE YEARS.

On May 1, 2006, we completed the acquisition of IQ Digital, an advertising agency focused on educational branding, communications and marketing. As a result, we incurred acquisition and integration costs which contributed to a decrease in income before taxes. We may experience additional unforeseen integration expenditures or we may not realize expected synergies between our businesses. If this happens, our financial results may be adversely affected.

For a comprehensive discussion of our risk factors, please refer to the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3: Defaults Upon Senior Securities

Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

On June 15, 2006, we held our 2006 Annual Meeting of Stockholders. At the meeting, our stockholders voted on the following:

•	The election of three directors: Mark Thimmig (with 11,611,669 affirmative votes, 0 votes against and 53,882 votes withheld) for a term expiring in 2008, and William Pade (with 11,606,659 affirmative votes, 0 votes against and 58,892 votes withheld) and Robert Holster (with 11,606,659 affirmative votes, 0 votes against and 58,892 votes withheld) both with terms expiring in 2009; and

•	The approval of the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending 2006 (with 11,624,984 affirmative votes, 27,917 votes against and 12,649 votes abstaining).

Item 5: Other Informa tion

Not Applicable

Item 6: Ex hibits

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

SIGNATUR ES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006

Varsity Group Inc.

By:	/s/ JAMES CRAIG
James Craig
Chief Financial Officer