Form 10-Q
period 2006-09-30
VARSITY GROUP INC
filed 2006-11-14
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 26, 2006, the registrant had 18,514,872 shares of common stock outstanding.

VARSITY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2006

PART I.

FINANCIAL INFORMATION

Item 1: Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,695	$2,733
Short-term investments	2,485	3,336
Accounts receivable, net of allowance for doubtful accounts of $93 at September 30, 2006 and $80 at December 31, 2005, respectively	4,426	2,188
Inventory	12,982	4,476
Deferred income taxes	—	367
Other	470	5,211

Total current assets	22,058	18,311

Property, plant and equipment, net of depreciation	1,521	495
Software developed for internal use, net of amortization	2,259	1,188
Intangible assets, net of amortization	717	719
Goodwill	3,110	2,427
Deferred income taxes	—	15,157
Long-term investments	3,945	6,406
Other assets	170	101

Total assets	33,780	$44,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,924	$1,874
Deferred revenue	243	61
Other accrued expenses and other current liabilities	3,186	1,452
Taxes payable	1,270	336

Total current liabilities	10,623	3,723

Long-term liabilities:
Other non-current liabilities	154	30

Total liabilities	10,777	3,753

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 19,732 and 18,353 shares issued and 18,517 and 17,138 shares outstanding at September 30, 2006 and December 31, 2005, respectively	2	2
Additional paid-in capital	90,373	89,307
Accumulated unrealized loss on securities	(70)	(107)
Accumulated deficit	(65,569)	(46,418)
Treasury stock, $.0001 par value, 1,215 shares at September 30, 2006 and December 31, 2005, respectively	(1,733)	(1,733)

Total stockholders’ equity	23,003	41,051

Total liabilities and stockholders’ equity	$33,780	$44,804

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Textbooks	$38,564	$35,584	$40,721	$38,831
Uniforms	5,131	4,274	6,740	4,821
Solutions	126	—	217	—
Shipping	3,344	3,179	3,659	3,457

Total net sales	47,165	43,037	51,337	47,109

Operating expenses:
Cost of textbooks	25,998	24,672	27,506	26,789
Cost of uniforms	3,004	1,868	3,736	2,087
Cost of solutions	68	—	104	—
Cost of shipping	3,294	2,397	3,675	2,620
Sales and marketing	9,064	5,619	12,617	7,711
General and administrative	3,282	1,689	7,373	3,481
Amortization of acquired intangibles	66	35	163	47

Total operating expenses	44,776	36,280	55,174	42,735

Income (loss) from operations	2,389	6,757	(3,837)	4,374

Other income, net:
Interest income, net	48	84	265	348
Other (expense) income, net	(8)	20	(7)	14

Other income, net	40	104	258	362

Income (loss) before income taxes	2,429	6,861	(3,579)	4,736

Income tax (expense) benefit	(18,031)	7,311	(15,574)	8,119

Net (loss) income	$(15,602)	$14,172	$(19,153)	$12,855

Net (loss) income per share:
Basic	$(0.86)	$0.84	$(1.09)	$0.75

Diluted	$(0.86)	$0.80	$(1.09)	$0.71

Weighted average shares:
Basic	18,254	16,895	17,646	17,050

Diluted	18,254	17,808	17,646	18,175

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,153)	$12,855
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	934	358
Provision for bad debt	39	169
Deferred income tax benefit	15,524	(8,134)
Non-cash stock compensation	379	—
Changes in operating assets and liabilities:
Accounts receivable	(2,230)	(7,131)
Inventory	(8,506)	(4,280)
Other current and non-current assets	4,672	711
Accounts payable	4,069	1,434
Other accrued expenses and other current liabilities	2,028	1,380
Taxes payable	934	505

Net cash used in operating activities	(1,310)	(2,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions	(1,302)	(3,083)
Purchases of property, equipment and capitalization of software developed for internal use, net	(2,481)	(874)
Payments for intangible asset	(25)	—
Sales of short-term investments	3,350	3,000
Sales of long-term investments	—	500

Net cash used in investing activities	(458)	(457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for capital lease obligations	(15)	(6)
Proceeds from exercise of employee stock options	745	304

Net cash provided by financing activities	730	298

Net decrease in cash and cash equivalents	(1,038)	(2,292)
Cash and cash equivalents at beginning of period	2,733	4,865

Cash and cash equivalents at end of period	$1,695	$2,573

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$155	51
Cash paid for interest	40	26

Non-cash investing activities
Reduction in goodwill recorded in the acquisition of Campus Outfitters	23	—
Acquisitions of IQ Digital (May 2006) and Campus Outfitters (May 2005)
Fair value of inventory acquired	$—	$(2,642)
Fair value fixed assets and other assets acquired	(444)	(161)
Identified intangible assets	(136)	(850)
Goodwill	(706)	(2,392)
Fair value of liabilities assumed	34	2,434
Issuance of stock for acquisition	—	695

Cash expended for acquisitions	(1,252)	(2,916)

Cash paid against acquisition accruals and adjustments to goodwill	(50)	(167)

Total cash paid for acquisitions	$(1,302)	$(3,083)

See accompanying notes to condensed consolidated financial statements

VARSITY GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Description of Operations

Varsity Group Inc. (the “Company”) was incorporated on December 16, 1997 and launched its website, www.varsitybooks.com, in August 1998, at which time the Company began generating revenues. Varsity Group is a premier outsource solution provider to education institutions nationwide. Under the elite brand VarsityBooks, Varsity Group offers schools a comprehensive eCommerce solution for their textbook procurement operations. Through its Campus Outfitters brand, Varsity Group is a full-service provider of uniform apparel needs for schools and businesses with physical retail locations in Indiana, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio, Texas and Virginia. Through its VarsitySolutions brand, Varsity Group focuses on educational branding, communications and marketing. And through its VarsityFinance brand, Varsity Group will provide tuition financing options.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25 (“ABP 25”) “Accounting for Stock Issued to Employees” and requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. This statement was effective beginning with our first quarter of fiscal 2006. The Company adopted SFAS 123(R) using the modified prospective application transition method and recognized $182,000 and $379,000 in expense related to the adoption of the new accounting standard in the three and nine months ended September 30, 2006 (see Note 3).

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 as of January 1, 2007 and is in the process of determining the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materially assessment. SAB 108 is effective for the Company’s year ended December 31, 2006, and allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is in the process of determining the effects, if any, that SAB 108 will have on its financial position, results of operations or cash flows.

Note 3: Stock-Based Compensation

1998 Stock Plan

On October 2, 1998, the Company adopted the 1998 Stock Plan, which was amended and restated in fiscal year 2000 and further amended in 2003, and under which incentive stock options, non-qualified stock options, restricted stock or stock rights, or any combination thereof may be granted to the Company’s employees and directors. There presently are 8.6 million shares authorized under the 1998 Stock Plan, subject to increase annually on the date of our annual meeting of stockholders by (i) three percent of the Company’s outstanding common stock on such date, (ii) 750,000 shares, or (iii) such lesser amount as the Company’s Board may determine. The Company has reserved an additional 965,883 shares of its common stock for future option grants. The Board of Directors, or a Committee appointed by the Board, administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years and vesting periods between 12 and 60 months. Vested options held at the date of termination may be exercised within three months. The Board of Directors may terminate the Plan at anytime.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. The Company previously applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provided the required pro forma disclosures of SFAS 123. The adoption of SFAS 123R resulted in stock-based compensation expense of approximately $182,000 and $379,000 for the three and nine months ended September 30, 2006. This stock-based compensation expense negatively impacted basic and diluted earnings per share by approximately $0.01 per share and $0.02 per share for the three and nine months ended September 30, 2006. As disclosed in prior period financial statements, in 2005 the Board of Directors approved the accelerated vesting of certain outstanding options.

Had the Company accounted for its stock-based compensation plan in fiscal 2005 using the fair value based method of accounting in accordance with the provisions as required SFAS 123, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net income and income per basic and diluted share amounts would have been as follows, in thousands:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$14,172	$12,855
Add: SFAS No. 123 stock-based compensation expense	(1,344)	(2,710)
Less: APB No. 25 stock-based compensation expense	—	—

Pro forma net income	$12,828	$10,145

Net income per share as reported
Basic	$0.84	$0.75
Diluted	$0.80	$0.71
Pro forma net income per share
Basic	$0.76	$0.60
Diluted	$0.72	$0.56

The weighted-average fair value of options granted during the nine months ended September 30, 2006 was $2.34, compared to $2.37 and $2.10 for the three and nine months ended September 30, 2005, respectively. There were no options granted during the three months ended September 30, 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The following weighted-average assumptions were used for grants during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	—	50.0%	51.14%	50.0%
Risk-free rate	—	3.60%	4.86%	3.60%
Expected term	—	2 – 6 years	6.18 years	2 – 6 years
Dividend yield	—	0.0%	0.0%	0.0%

The Company’s computation of expected volatility for grants during the nine months ended September 30, 2006 is based on the historical volatility of the Company’s stock. The Company’s computation of expected term for grants during the nine months ended September 30, 2006, represents management’s determination of such term after accessing the available historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company currently recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

A summary of activity of all options is as follows (in thousands, except per share data and contractual term):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	4,805	4.19	7.02	$6,112
Granted	585	4.20
Exercised	(1,066)	0.67
Forfeited	(505)	5.50

Outstanding, September 30, 2006	3,819	5.02	7.29	$1,860

Exercisable, September 30, 2006	3,265	5.16	6.92	$1,865

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The closing price per share of the Company’s common stock on September 30, 2006 was $3.82. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $4.5 million. The intrinsic value of stock options exercised is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of September 30, 2006, unrecognized stock-based compensation expense related to stock options of approximately $1.3 million is expected to be recognized over a weighted-average period of 3.5 years.

Because of the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three and nine months ended September 30, 2006.

Restricted Stock

As of December 31, 2005, there were no unvested shares of restricted stock outstanding. The Company issued 300,000 shares of restricted stock awards during the nine months ended September 30, 2006. Restricted stock awards are amortized to compensation expense over the life of the vesting period. Restricted stock awards issued during the nine months ended September 30, 2006 had a weighted average grant date fair value of $4.19 per share, amounting to total compensation expense over the life of the award of approximately $1.3 million. Restricted stock awards issued during the nine months ended September 30, 2006 vest over a four-year period and are expensed on a straight-line basis over the vesting period. At September 30, 2006, 256,250 shares remained unvested and there was approximately $1.1 million of unrecognized compensation cost related to restricted stock. There were no forfeitures of restricted stock during the nine months ended September 30, 2006.

Note 4: Net (Loss) Income Per Share

Basic (loss) income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method. The effect of stock options, warrants and restricted stock for the three and nine month periods ended September 30, 2006 were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss.

The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(15,602)	$14,172	$(19,153)	$12,855
Denominator:
Denominator for basic income per share
Weighted average shares outstanding	18,254	16,895	17,646	17,050
Employee stock options and other	—	913	—	1,125

Denominator for diluted income per share
Adjusted weighted average shares, assuming exercise of common equivalent shares	18,254	17,808	17,646	18,175
Net (loss) income per share
Basic	$(0.86)	$0.84	$(1.09)	$0.75
Diluted	$(0.86)	$0.80	$(1.09)	$0.71

Note 5: Other Comprehensive Income (Loss)

Other comprehensive loss relates to unrealized losses on short-term and long-term investments. The following table sets forth the comprehensive loss for the three and nine months ended September 30, 2006 and 2005 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss as reported	$(15,602)	$14,172	$(19,153)	$12,855
Other comprehensive loss	—		—
Unrealized gain (loss) on investments	53	(48)	37	(87)

Total comprehensive loss	$(15,549)	$14,124	$(19,116)	$12,768

Note 6: Other Current Assets

The following is a summary of other current assets as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Other Current Assets
Rebates due from B&T	$—	$4,108
Returns in transit	—	762
Other	470	341

	$470	$5,211

•	Rebates due from B&T are amounts due to the Company for meeting certain thresholds during the year;

•	Returns-in-transit consists of new textbooks that the Company returned to publishers for credit during the fourth quarter of fiscal 2005 that had not yet been processed by the publishers as of December 31, 2005; and

•	Other consists of prepaids and other assets.

Note 7: Intangible Assets and Goodwill

Intangible assets as of September 30, 2006, consisting of i) the purchase price allocation of the May 2005 Campus Outfitters acquisition; ii) the non-compete agreement associated with the purchase of the LydiaLearn assets in March 2006; and iii) the preliminary purchase price allocation of the May 2006 IQ-Digital acquisition, were as follows (in thousands):

	Life	Gross Assets	Accumulated Amortization	Net Assets
Trademarks	3 yrs	$150	$63	$87
Customer related assets	1-10 yrs	567	97	470
Non-compete agreements	2 - 4 yrs	253	93	160

Total		$970	$253	$717

The changes in the amount of carrying value of goodwill in the nine months ended September 30, 2006 were as follows (amounts in thousands):

Net Assets
Balance as of December 31, 2005	$2,427
IQ-Digital acquisition	706
Reduction in goodwill related to changes in estimated liabilities assumed in Campus Outfitters acquisition	(23)

Balance as of September 30, 2006	$3,110

Amortization expense related to the Company’s acquired intangible assets was $66,000 and $163,000 during the three and nine months ended September 30, 2006, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2006 is as follows: (amounts in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Amortization expense	$66	$215	$111	$56	$51	$218	$717

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

Note 9: Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code Section 382, future income projections and the overall prospects of our business. The Company performed its regular assessment of realization of its net deferred tax assets as of September 30, 2006. Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109), requires that all available evidence, both positive and negative, be considered in determining whether a valuation allowance is needed relating to net deferred tax assets. Cumulative losses in recent years represent significant negative evidence under SFAS No.109. After considering the company’s pretax losses for the nine months ended September 30, 2006 and the expectation of a pre-tax loss for the full year of 2006 the Company concluded, based on the criteria outlined in SFAS No. 109, that the significance of the negative evidence of cumulative losses from the most recent years could not be overcome as there was insufficient objective evidence at this time that the deferred tax assets would be realized through future taxable income or available tax planning strategies. Accordingly, the company recorded a non-cash charge in the third quarter of 2006 of $18.0 million to increase the valuation allowance against net deferred tax assets. With this increase, the company has a full valuation allowance against its net deferred tax assets. This non-cash charge has been recorded in the provision for income taxes in the accompanying consolidated statement of income. The company expects to continue to record a full valuation allowance on future tax benefits until other positive evidence is sufficient to justify realization. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.

Note 10: Inventories

Inventories, consisting of products available for sale, are valued at the lower of cost or market value and are accounted for principally using the FIFO method. The Company’s inventory balance as of September 30, 2006 and December 31, 2005 consists of (in thousands):

	September 30, 2006	December 31, 2005
Inventory
New textbooks	$8,169	$1,708
Used textbooks	1,650	1,191
Uniforms and apparel	3,163	1,577

	$12,982	$4,476

The components of inventory are as follows:

•	New textbooks consist of new book inventory held at Baker & Taylor (“B&T”), our fulfillment partner, acquired by B&T in support of our Varsity Partners textbook program for which they generally do not enjoy standard return privileges with the publisher. B&T is able to return a significant amount of these books on behalf of the Company, but the Company must first take title to these books. In aggregate, we expect that approximately $4.0 to $5.0 million of new textbooks will be returned to publishers during our fourth quarter fiscal 2006 and first quarter fiscal 2007. New textbooks also include inventory held at Campus Outfitters retail locations and new textbooks held at other locations;

•	Used textbooks consist of used textbooks held at B&T, Campus Outfitters retail locations, or other locations; and

•	Uniforms and apparel consists of school uniform related inventory held at our Campus Outfitters warehouses or retail locations.

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

The business segments reported below are the segments of the Company for which discrete financial information was available and for which the Company’s chief operating decision maker evaluated gross margins in its first three quarters of fiscal 2006 (amounts in thousands):

	Three months ended September 30, 2006
	Textbooks		Uniforms		Solutions		Corporate		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Sales	$38,564	$35,584	$5,131	$4,274	$126	$—	$—	$—	$43,821	$39,858
Product gross margin	$12,565	$10,912	$2,127	$2,406	$58	$—	$—	$—	$14,750	$13,318

Shipping revenue	$3,305	$3,179	$39	$—	$—	$—	$—	$—	$3,344	$3,179
Shipping gross margin	$220	$782	$(170)	$—	$—	$—	$—	$—	$50	$782
Total sales	$41,869	$38,763	$5,170	$4,274	$126	$—	$—	$—	$47,165	$43,037
Blended gross margin	$12,785	$11,694	$1,957	$2,406	$58	$—	$—	$—	$14,800	$14,100

Goodwill	$511	$—	$1,893	$1,881	$706	$—	$—	$—	$3,110	$1,881
Total assets	$16,585	$11,753	$6,932	$4,488	$1,905	$—	$8,359	$33,851	$33,780	$50,092

	Nine months ended September 30, 2006
	Textbooks		Uniforms		Solutions		Corporate		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Sales	$40,720	$38,831	$6,740	$4,821	$217	$—	$—	$—	$47,677	$43,652
Product gross margin	$13,214	$12,042	$3,004	$2,734	$113	$—	$—	$—	$16,331	$14,776

Shipping revenue	$3,610	$3,457	$49	$—	$—	$—	$—	$—	$3,659	$3,457
Shipping gross margin	$208	$837	$(224)	$—	$—	$—	$—	$—	$(16)	$837

Total sales	$44,331	$42,288	$6,789	$4,821	$217	$—	$—	$—	$51,337	$47,109
Blended gross margin	$13,422	$12,879	$2,780	$2,734	$113	$—	$—	$—	$16,315	$15,613

Goodwill	$511	$—	$1,893	$1,881	$706	$—	$—	$—	$3,110	$1,881
Total assets	$16,585	$11,753	$6,932	$4,488	$1,905	$—	$8,359	$33,851	$33,780	$50,092

Note 12: Related Party Transaction.

Connected with the acquisition of Campus Outfitters, the Company assumed the lease to the Campus Outfitters 16,800 square foot corporate headquarters building in College Park, MD which is owned by 5112 Berwyn LLC, a Maryland limited liability company whose controlling shareholders are Adam Hanin, the founder of Campus Outfitters and Executive Vice President of Sales of the Company until June 15, 2006. Under terms of the lease, the Company is obligated to pay 5112 Berwyn LLC $18,000 a month through May 2015. In July 2006, 5112 Berwyn LLC sold the Campus Outfitters headquarters building to an unrelated party. The Company’s total related party payments in fiscal 2006 until the time of sale was $126,000.

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

Varsity Group is a premier outsourcing solutions provider for the education community. Through Varsity Group’s four divisions, we offer a broad array of solutions to K-20 schools across the nation that enables schools to focus on their core mission of educating students (see www.GoVarsity.com.) Our Varsity Books division provides comprehensive-outsourcing solutions including textbook managed services, school supplies solutions, and software products at education discount pricing. Our Campus Outfitters division provides innovative school uniform and branded apparel solutions, sports and spirit wear, and other branded products solutions. Our Varsity Solutions division, formed in the second quarter with the acquisition of iQ Digital and LydiaLearn, provides school marketing services, security and access solutions, information technology solutions, testing and assessment consulting, graduation products, class and championship rings programs and office supply programs. Our Varsity Finance Division began operation with on-line K-20 student loan programs in October of 2006. Each of our programs are designed to relieve our partner schools from the operational, technical and financial challenges associated with managing the highly seasonal and highly specialized functions of their school operations. This enables our client schools to focus their valuable resources on their core educational mission. Please see Note 11 to our condensed consolidated financial statements for financial information on our business segments.

Through Varsity Group’s solutions, students and families enjoy the convenience of purchasing learning materials, school uniforms, software, and other supplies through our convenient online stores (located at www.Govarsity.com, www.varsitybooks.com and www.campusoutfitters.com), at select retail locations, or at our managed on-campus sales events. To date, the primary channel for textbook sales has been through online eCommerce transactions, while the majority of our uniform sales have been recognized through retail stores and on-campus sales events.

Within our Varsity Books division, we create a customized virtual bookstore for each partner school which is hosted on our website, www.varsitybooks.com. This site contains the required and optional educational materials, software and supplies selected by each school, organized by grade, academic discipline and course name. Students and parents from our partner schools access their customized bookstore to place their orders via a direct link from their school’s homepage or by searching for their school bookstore by region and state on our homepage. Once an order has been submitted, it is typically picked, packed and shipped within one business day from one of three distribution centers nationwide. Through the national partnership agreement with Office Depot signed in August 2006, we now include school supply kits in our schools online stores enabling parents the added one click convenience of adding their needed school supplies to their order. And, through the national agreement with CampusTech signed in August 2006, we are now offering software and other related products at education discounted prices to our schools and their students.

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

As part of our strategy to expand the number of services and products we offer our customers, we acquired Campus Outfitters in May 2005, creating a single source solution for school textbook and uniform needs. Our acquisition of Campus Outfitters allows us to leverage relationships with schools partnered under either our Varsity Books or Campus Outfitters divisions by cross-promoting the other product lines. Through the Campus Outfitters division, we own and operate nine retail locations serving school communities as their official school uniform provider. As a further convenience to our uniform customers, we travel to eligible schools and conduct on-campus sales events during which families can purchase and take home all necessary uniform components the same day. Parents and students also have the ability to shop online through customized virtual stores which are created on www.campusoutfitters.com for each partner school containing all required and optional uniform components. Similar to our textbook solution, partner uniform schools leverage their relationship with us to lower their operating overhead by outsourcing their school uniform operation while delivering a more flexible uniform solution to their community.

With the acquisition of iQ Digital in May 2006, our recently formed Varsity Solutions division provides innovative school marketing and online solutions to our client schools. As a further part of our Varsity Solutions growth strategy, we have recently partnered with several leading companies that specialize in education solutions of particular value to schools and that fit our outsourced solutions model. Our August 2006 partnership with Office Depot enables us to provide Office Supplies solutions to schools and School Supplies solutions to parents and students. Through our recent partnership with SchoolOne, a leading school technology and solutions company, we now offer turnkey and customized information technology solutions to our client schools. In August 2006, we entered into agreements with Lange Consultants, a nationally recognized academic program evaluation and design firm and TCS, a school security and access solutions specialist and are beginning to offer these services to our schools. In September 2006, we entered into an agreement with Collegiate Pacific (NASDAQ: BOO) to provide schools with a comprehensive solution for sports equipment and sporting goods, further simplifying their purchasing process and providing additional “single source” benefits to schools. During the third quarter 2006, we established programs offering schools graduation products including caps, gowns, and diploma frames, and a class rings and championship rings program. We have designed and developed all of these programs to leverage our existing technology, account management, distribution and customer service infrastructure to provide added convenience and cost savings to our schools and consumers.

Our newest division, Varsity Finance, was launched early in our fourth quarter of fiscal 2007 to provide tuition financing options to schools across the country. Through our programs, we will market student loans enabling schools to enroll, retain and better serve their student populations. We have licensed the nation’s leading college and career planning technology from Envictus to provide such services as online college research and selection, financial aid research, locating summer camps and summer jobs, and career planning and research all through Varsity Finance. Effective August 2006, we have partnered with Bank of America to provide schools with financing options for our technology and security solutions which also establishes an opportunity for Varsity to earn financing income on each transaction.

These many new offerings across our four divisions may provide additional revenue in those quarters that Varsity Group revenue has been relatively limited, diminishing the extremely seasonal nature of our business.

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

We adopted SFAS No. 123R using the modified prospective transition method. Under that transition method, non-cash compensation expense was recognized in the first quarter of fiscal 2006 and included the following: (a) compensation expense related to stock-based payments granted prior to, but not yet vested, as of January 1, 2006, and (b) compensation expense for stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize non-cash compensation expense for the fair values of these stock-based awards on a straight-line basis over their requisite service periods. Because non-cash stock compensation expense is based on awards ultimately expected to vest, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

As a result of adopting SFAS No. 123R, we recognized stock-based compensation expense of $182,000 and $379,000 during the three and nine months ended September 30, 2006, which primarily increased our general and administrative expenses. We calculated this expense based on the fair values of the stock-based compensation awards. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating stock-based compensation expense under SFAS No. 123R also requires us to make assumptions about expected future forfeiture rates for our option awards. As of September 30, 2006, total unrecognized compensation expense related to unvested stock-based compensation arrangements previously granted under our various plans was $1.3 million, which we expect to recognize over a weighted-average period of 3.5 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods as that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

For more information on stock-based compensation expense recorded for the quarter ended September 30, 2006, please refer to Note 3: Stock Based Compensation in the notes to our condensed consolidated financial statements.

Business Acquisition and Valuation and Impairment Review of Long-Lived Assets

We accounted for our purchase of IQ Digital in accordance SFAS 141 and accounted for the related acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In

accordance with SFAS 141, we allocated the cost of IQ Digital to the identifiable tangible and intangible assets and liabilities assumed, with the remaining amount being classified as goodwill. Management’s estimates of the fair value of the identifiable intangible assets acquired included significant estimates about future performance. As required by SFAS 142, in lieu of amortizing goodwill, we will test goodwill for impairment annually and any time a triggering indicator exists. During our second quarter of fiscal 2006, we performed our initial goodwill impairment tests for our textbook and uniform reporting units by applying a fair value-based test and we believed that goodwill was not impaired and therefore, no impairment losses have been recorded. This conclusion is based on our judgment, taking into consideration expectations regarding future profitability and the status of the reporting units that have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value. The determination of the value of such intangible assets and the annual impairment tests required by SFAS 142 requires management to make estimates of future revenues, customer retention rates, estimated useful lives and other assumptions that affect our consolidated financial statements.

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

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382, future income projections and the overall prospects of our business. We performed our regular assessment of realization of our net deferred tax assets as of September 30, 2006. Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109), requires that all available evidence, both positive and negative, be considered in determining whether a valuation allowance is needed relating to net deferred tax assets. Cumulative losses in recent years represent significant negative evidence under SFAS No.109. After considering our pretax losses for the nine months ended September 30, 2006 and the expectation of a pre-tax loss for the full year of 2006, we concluded, based on the criteria outlined in SFAS No. 109, that the significance of the negative evidence of cumulative losses from the most recent years could not be overcome as there was insufficient objective evidence at this time that the deferred tax assets would be realized through future taxable income or available tax planning strategies. Accordingly, we recorded a non-cash charge in the third quarter of 2006 of $18.0 million to increase the valuation allowance against net deferred tax assets. With this increase, we have a full valuation allowance against our net deferred tax assets. This non-cash charge has been recorded in the provision for income taxes in the accompanying consolidated statement of income. We expect to continue to record a full valuation allowance on future tax benefits until other positive evidence is sufficient to justify realization. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three and nine months ended September 30, 2006 and September 30, 2005, expressed as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Textbooks	81.7%	82.7%	79.4%	82.5%
Uniforms	10.9%	9.9%	13.1%	10.2%
Solutions	0.3%	—	0.4%	—
Shipping	7.1%	7.4%	7.1%	7.3%

Total net sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Cost of textbooks	55.1%	57.3%	53.6%	56.9%
Cost of uniforms	6.4%	4.3%	7.3%	4.4%
Cost of solutions	0.1%	—	0.2%	—
Cost of shipping	7.0%	5.6%	7.2%	5.6%
Sales and marketing	19.2%	13.1%	24.6%	16.4%
General and administrative	7.0%	3.9%	14.3%	7.4%
Amortization of acquired intangibles	0.1%	0.1%	0.3%	0.1%

Total operating expenses	94.9%	84.3%	107.5%	90.7%

Income (loss) from operations	5.1%	15.7%	(7.5)%	9.3%

Other income, net	0.1%	0.2%	0.5%	0.8%

Income (loss) before income taxes	5.2%	15.9%	(7.0)%	10.1%

Income tax benefit	(38.2)%	17.0%	(30.3)%	17.2%

Net income (loss) income	(33.1)%	32.9%	(37.3)%	27.3%

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

Net Sales:

Net sales increased 9.6%, or $4.1 million, to $47.2 million, and increased 9.0%, or $4.2 million, to $51.3 million for the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005. The increase during the three and nine-month periods was the result of an increase in the number of schools we serve. The increase during the nine-month period was also positively impacted by the acquisition of Campus Outfitters in May 2005, which contributed approximately $5.1 million and $6.7 million to total revenue for the three and nine months ended September 30, 2006 as compared to a contribution of approximately $4.3 million and $4.8 million for the prior year periods. This increase in overall revenue was largely offset by the non-renewal of an on-campus bookstore management agreement that represented approximately $36,000 and $1.2 million of revenue during the three and nine months ended September 30, 2005 and generated no revenue during the three and nine months ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Textbooks	81.7%	82.7%	79.4%	82.5%
Uniforms	10.9%	9.9%	13.1%	10.2%
Solutions	0.3%	—	0.4%	—
Shipping	7.1%	7.4%	7.1%	7.3%

Total net sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:

Cost of Textbooks - Cost of textbooks consists of the cost of textbooks and related education materials sold to customers. Cost of textbooks increased 5.4%, or approximately $1.3 million, to approximately $26.0 million, and increased 2.7%, or approximately $0.7 million, to approximately $27.5 million, for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of textbooks was 67.5% and 69.3% for the three months ended September 30, 2006 and 2005, respectively, and 67.8% and 69.0% for the nine months ended September 30, 2006 and 2005, respectively. This decrease in the three and nine months ended September 30, 2006 was largely attributable to an 18.2% increase and a 20.9% increase, respectively, in sales of used books during 2006 as compared to the prior year periods. Cost of textbooks varies with textbook revenue and we expect these costs to increase in absolute dollars as our customer base and number of partner schools served expands. Please see “Forward-Looking Statements.”

The following table sets forth online textbook sales for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total online unit sales:
New textbooks sold	1,002	954	1,047	1,011
Used textbooks sold	104	88	110	91

Total textbooks sold	1,106	1,042	1,157	1,102

Cost of Uniforms - Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms increased approximately $1.1 million, or 60.8%, to approximately $3.0 million, and increased approximately $1.6 million, or 79.0%, to approximately $3.7 million for the three and nine months ended September 30, 2006, respectively. Expressed as a percentage of related revenue, cost of uniforms was 58.5% and 43.7% for the three months ended September 30, 2006 and 2005, respectively, and 55.4% and 43.3% for the nine months ended September 30, 2006 and 2005, respectively.

The increase in the three and nine month periods ended September 30, 2006 was largely attributable to year over year price increases in product which were not passed on to our customers and integration issues related to the acquisition of Campus Outfitters. Before our acquisition of Campus Outfitters in May 2005, Campus had been privately owned and operated and possessed minimal inventory and purchasing management, data and controls. In order to integrate the Campus acquisition, we began upgrading virtually all aspects of its transaction processing systems, including order management, cash and credit card processing, purchasing, inventory management and shipping. While many of the systems were upgraded in time, we did experience delays in the release of our new order management and inventory management software systems, which contributed to operational difficulties that we feel was a considerable factor contributing to the cause of the increase in cost of uniforms during our three and nine months, ended September 30, 2006.

Cost of uniforms varies with uniform revenue and we expect these costs to increase in absolute dollars as our customer base expands. Please see “Forward-Looking Statements.”

Cost of Shipping. Cost of shipping consists of outbound shipping to our customers. Cost of shipping increased $0.9 million, or 37.4%, to $3.3 million, and increased approximately $1.1 million, or 40.3%, to approximately $3.7 million for the three and nine months ended September 30, 2006, respectively. Expressed as a percentage of related revenue, cost of shipping was 98.5% and 75.4% for the three months ended September 30, 2006 and 2005, respectively, and 100.4% and 75.8% for the nine months ended September 30, 2006 and 2005, respectively. This increase was the result of Campus Outfitter integration issues mentioned earlier. Uniforms and textbooks that are not in stock at Campus Outfitter on campus road shows or in retail stores for our customers are generally shipped directly to customers free of shipping charges. We anticipate that our shipping margins in our fourth quarter of fiscal 2006 will decrease since generally all third quarter end backorders will be shipped directly to customers free of shipping charges. We expect that shipping margins will improve in fiscal 2007 once our new order management and inventory management software systems are fully implemented.

Sales and Marketing. Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our textbook partner schools, expenses associated with our Campus Outfitters retail locations and road shows, seasonal overhead associated with performing inventory purchases at textbook programs schools, and payroll and related expenses for personnel engaged in sales and marketing, account management, and our textbook, uniform and solutions operations. Sales and marketing expense increased approximately $3.4 million, or 61.3%, to approximately $9.1 million, and increased approximately $4.9 million or 63.6%, to approximately $12.6 million for the three and nine months ended September 30, 2006, respectively.

The following table sets forth sales and marketing expense for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Variable sales and marketing expense	$5,296	$4,027	$5,738	$4,325
Percentage of total revenue	11.2%	9.4%	11.2%	9.2%
Other sales and marketing expense	$3,768	$1,592	$6,879	$3,387
Percentage of total revenue	8.0%	3.7%	13.4%	7.2%

Sales and marketing expense, as reported	$9,064	$5,619	$12,617	$7,711

Percentage of total revenue	19.2%	13.1%	24.7%	16.4%

Variable sales and marketing expense consists of credit card expenses, certain expenses associated with contracting with our textbook and apparel program schools, and sales expenses associated with our agreement with B&T. Variable sales and marketing expense increases during our peak selling period in the July/August/September back-to-school season.

Other sales and marketing expense consists of primarily payroll and related expenses for personnel engaged in sales and marketing, account management, customer service, textbook, uniform and solutions operations, travel expense, expenses associated with our Campus Outfitters retail locations and road shows and seasonal overhead associated with performing inventory purchases at textbook program schools. Other sales and marketing expense increased 137.8%, or approximately $2.2 million, to approximately $3.8 million, and increased 103.1%, or approximately $3.5 million, to approximately $6.9 million for the three and nine months ended September 30, 2006, respectively. The acquisition of Campus Outfitters, which was purchased in May 2005, contributed to approximately $1.1 million of this increase for nine months ended September 30, 2006. The acquisition of IQ Digital in May 2006 contributed approximately $0.2 million and $0.3 million of this increase for the three and nine months ended September 30, 2006, respectively. Also included in this increase was a non-cash charge of $23,000 and $81,000 for the three and nine months ended September 30, 2006, respectively, for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006.

In conjunction with our plans for to accelerate the growth of our current business and support the introduction of new businesses during the nine months ended September 30, 2006, we experienced significant increases in sales and marketing headcount and overhead to accelerate the growth of our current business and support the introduction of new businesses. Accordingly, average sales and marketing full-time headcount increased from 59 to 78 employees for the three months ended September 30, 2006, respectively and increased from 50 to 71 employees for the nine months ended September 30, 2006.

We anticipate that the increases we have made in people, processes and systems to accelerate the growth of our current business and support the introduction of new businesses during the nine months ended September 30, 2006 will not result in increases in Sales and marketing expenses from our most recent quarters during our fourth quarter of fiscal 2006 and first quarter of fiscal 2007, however, we expect that our fourth quarter of fiscal 2006 and first quarter of fiscal 2007 will show increases as compared to prior year periods. Management is currently undertaking initiatives to reduce spending and realize benefits from the recent investments that we have made in our people, processes and systems. Please see “Forward-Looking Statements.”

General and administrative. General and administrative expense consists of payroll and related expenses for executive, administrative, and our development and systems personnel, facilities expenses, costs associated with our agreement with SchoolOne which is developing our new technology and providing services and support for our processes and systems, costs associated with the upgrade and maintenance of our website, outside consultant and professional services expenses, travel, and other general corporate expenses. General and administrative expense, reported net of $0.3 million and $0.2 million of costs capitalized for software developed or purchased for internal use during the three months ended September 30, 2006 and 2005, respectively, increased 94.3% or approximately $1.6 million, to approximately $3.3 million for the three months ended September 30, 2006 compared to the prior year period. General and administrative expense, reported net of $1.4 million and $0.6 million of costs capitalized for software developed or purchased for internal use during the nine months ended September 30, 2006 and 2005, respectively, increased 111.8% or approximately $3.9 million, to approximately $7.4 million for the nine months ended September 30, 2006 compared to the prior year period. These increases were primarily attributable to:

•	Increase in average headcount from 8 to 14 employees for the three months ended September 30, 2006, respectively and from 7 to 12 for the nine months ended September 30, 2006, respectively.

•	general increases in other infrastructure expenditures associated with the growth of our business;

•	approximately $0.7 million of additional costs in Campus Outfitters for the nine months ended September 30, 2006 and approximately $0.1 million and $0.2 million of additional costs in IQ Digital for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 which only had four months associated with our acquisition of Campus Outfitters in late May 2005 and no months associated with our acquisition of IQ Digital in May 2006;

•	an increase in maintenance costs and amortization costs associated with the costs we have capitalized in prior periods for software developed for internal use; and

•	non-cash charges of $0.2 million and $0.3 million for the three and nine months ended September 30, 2006 for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006.

We anticipate that the increases we have made in people, processes and systems to accelerate the growth of our current business and support the introduction of new businesses during the nine months ended September 30, 2006 will not result in increases in general and administrative expenses from our most recent quarters during our fourth quarter of fiscal 2006 and first quarter of fiscal 2007, however, we expect that our fourth quarter of fiscal 2006 and first quarter of fiscal 2007 will show increases as compared to prior year periods. Management is currently undertaking initiatives to reduce spending and realize benefits from the recent investments that we have made in our people, processes and systems. We are capitalizing development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Please see “Forward-Looking Statements.”

Amortization of Acquired Intangibles.

Our acquisitions of Campus Outfitters in May 2005 and IQ Digital in May 2006 were accounted for under the purchase method of accounting. As a result, we recorded intangible assets at their applicable fair values of the net tangible assets acquired. Intangible assets are amortized over periods ranging from one to ten years. Amortization of acquired intangibles was approximately $66,000 and $163,000 during the three and nine months ended September 30, 2006, compared to $35,000 and $47,000 during the prior year periods.

Other income, net

Other income, net consists primarily of interest income on our cash and cash equivalents and investments. Other income was approximately $40,000 and $0.3 million for the three and nine months ended September 30, 2006, respectively, compared to $0.1 million and $0.4 million for the three and nine months ended September 30, 2005, respectively. The decrease was due to lower average cash invested in short-term and long-term investments during the three and nine months ended September 30, 2006 as compared to the prior year periods.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2006 was approximately $18.0 million and $15.6 million, respectively, compared to income tax benefit of approximately $7.3 million and $8.1 million for the three and nine months ended September 30, 2005, respectively. We account for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. We performed our regular assessment of realization of our net deferred tax assets as of September 30, 2006. Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109), requires that all available evidence, both positive and negative, be considered in determining whether a valuation allowance is needed relating to net deferred tax assets. Cumulative losses in recent years represent significant negative evidence under SFAS No.109. After considering our pretax losses for the nine months ended September 30, 2006 and the expectation of a pre-tax loss for the full year of 2006, we concluded, based on the criteria outlined in SFAS No. 109, that the significance of the negative evidence of cumulative losses from the most recent years could not be overcome as there was insufficient objective evidence at this time that the deferred tax assets would be realized through future taxable income or available tax planning strategies. Accordingly, we recorded a non-cash charge in the third quarter of 2006 of $18.0 million to increase the valuation allowance against net deferred tax assets. With this increase, we have a full valuation allowance against our net deferred tax assets. This non-cash charge has been recorded in the provision for income taxes in the accompanying consolidated statement of income. We expect to continue to record a full valuation allowance on future tax benefits until other positive evidence is sufficient to justify realization. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.

During the third quarter of fiscal 2005, management reassessed the potential realization of its remaining valuation allowance based on its current financial projections for the remainder of fiscal 2005, estimates of future profitability and the overall prospects of the Company’s business and concluded that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Accordingly, the Company released $10.0 million of its deferred tax asset valuation allowance in the three months ended September 30, 2005. The $10 million deferred tax benefit recorded for the three months ended September 30, 2005 based on the decrease in valuation allowance was partially offset by the tax provision recorded on the earnings of the period.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $4.2 million of cash, cash equivalents and short-term investments and net working capital of approximately $11.4 million compared to approximately $6.1 million of cash, cash equivalents and short-term investments and net working capital of approximately $14.6 million at December 31, 2005. As of September 30, 2006, we had approximately $3.9 million in long-term investments compared to approximately $6.4 million at December 31, 2005. The decrease in cash, cash equivalents and short-term investments during the nine months ended September 30, 2006 was primarily attributable to cash payments for:

•	used textbooks we acquired during our fiscal 2006 buyback campaign;

•	the purchase of LydiaLearn assets in March 2006 and the IQ Digital acquisition in May 2006;

•	school partner incentive accruals paid primarily during our first quarter; and

•	capital expenditures to support the growth in our operations, infrastructure and personnel.

These cash payments were partially offset by collection of certain rebates and receivables from B&T and increased collections of accounts receivable.

As of September 30, 2006, our principal commitments consisted of obligations outstanding under operating leases, our service agreement with SchoolOne, and accounts payable. While we have made significant expenditures in people, processes and systems during our first three quarters of fiscal 2006 to accelerate the growth of our current business and establish a foundation to support the introduction of new businesses and revenue streams in the future, management has recently initiated actions to reduce overhead spending for our fourth quarter fiscal 2006 and we expect to continue to focus on aggressive overhead reductions during fiscal 2007. Please see “Forward-Looking Statements.”

Net cash used in operating activities was approximately $1.3 million for the nine months ended September 30, 2006 compared to net cash used in operating activities of approximately $2.1 million for the nine months ended September 30, 2005. The decrease in cash used in operating activities was primarily the result of a decrease in other current assets related to year-end rebates we had with B&T related to fiscal 2005 activity compared to the prior year period, as well as an increase in accounts payables.

Investing activities consist of acquisitions of businesses, capitalization of software developed for internal use, purchases of property, plant and equipment, purchases of software, and purchases and sales of short-term and long-term investments. Net cash used in investing activities was approximately $0.4 million for the nine months ended September 30, 2006 compared to net cash used in investing activities of approximately $0.4 million for the nine months ended September 30, 2005. Total purchases of property, equipment and software, including capitalization of software, was approximately $2.5 million during the nine months ended September 30, 2006, an increase of approximately $1.6 million over the comparable period in 2005 primarily due to the purchase of the LydiaLearn assets and infrastructure growth as we continue to make significant investments in our people, processes and systems the accelerate the growth of our business. Cash payments for the IQ Digital acquisition was approximately $1.3 million during the nine months ended September 30, 2006, as compared to approximately $3.1 million for cash payments made during the comparable reporting period for Campus Outfitters. During the nine months ended September 30, 2006 and 2005, we had net sales of short-term and long-term investments of approximately $3.4 million and $3.5 million, respectively, which we used to fund our business acquisitions, infrastructure growth, and operations.

Net cash provided by financing activities was approximately $0.7 million for the nine months ended September 30, 2006 and approximately $0.3 million for the nine months ended September 30, 2005. Net cash provided by financing activities during both periods consisted of net proceeds from the exercise of employee stock options.

We have the ability to borrow on margin against outstanding short and long-term investments. During the three months ended September 30, 2006, borrowings totaled approximately $3.9 million and enabled the Company to capture certain inventory prepayment discounts. These borrowings were fully repaid during the three months ended September 30, 2006.

The following table provides an overview or our aggregate contractual obligations as of September 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flows for the remainder of fiscal 2006 and in future periods are as follows (in thousands):

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Capital lease obligations & other	$6	$18	$5	$—	$—	$—	$29
SchoolOne (2)	$952	$1,733	$—	$—	$—	$—	$2,685
Operating lease obligations (1)	$345	$1,380	$1,334	$1,213	$802	$1,136	$6,210

Total	$1,303	$3,131	$1,339	$1,213	$802	$1,136	$8,924

(1)	Includes payments made through December 2006 for month-to-month leases.

(2)	On July 10, 2006, we entered into a Services and Management Agreement with SchoolOne.com LLC (“SchoolOne”) in which SchoolOne will develop the Company’s new technology and provide services and support for the Company’s processes and systems to assist in accelerating the growth of the Company’s current business and establish a foundation to support the introduction of new businesses and revenue streams in the future. This agreement replaces all previous sources of development, technology, services and support the Company had relied on, both internal and external.

As of the date of this filing, we currently lease approximately 87,000 square feet pursuant to leases that are month-to-month or are scheduled to expire between January 2007 and May 2015.

Our business is presently highly seasonal, with the vast bulk of our revenues from the sale of books and apparel being earned during the back to school season in the third quarter of each year. In addition, we have recently added additional infrastructure as we have expanded our service offerings. We presently believe that our cash, cash equivalents and investments may not be sufficient to fund our operating needs until the 2007 back to school season. Accordingly, we are considering spending reductions and possible external financings to meet our liquidity needs. We cannot assure you that we will be able to access external capital if necessary or that we will be able to meet our liquidity needs for the next twelve months. Please see “Forward-Looking Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents and short-term and long-term investments are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of instruments with high credit quality and relatively short average maturities. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents, short-term and long-term investments subject to interest rate risk was $6.6 million and $9.8 million at September 30, 2006 and December 31, 2005, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank and are not included in the amounts above.

The weighted average yield on interest-bearing investments held as of September 30, 2006 was approximately 3.8% per annum. Based on our investment holdings at September 30, 2006, a 100 basis point decline in the average yield would have reduced our annual interest income by approximately $0.1 million.

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

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management identified a material weakness in internal control over financial reporting. Specifically, we did not maintain effective controls over the accuracy of the calculation of diluted shares outstanding used in our earnings per share calculation. The source of the error was an error in the functioning of a spreadsheet used to make the underlying computations. Accordingly, management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Since that time we have taken appropriate steps during the first quarter of 2006 to remediate the identified material weakness by acquiring a third-party software product to automate this process, with the new product to be run in parallel with the existing system. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, we have not been able to test the newly designed controls since we recorded a net losses in our three quarters of fiscal 2006 and thereby the calculation of diluted shares outstanding was not required.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No such changes occurred during our last fiscal quarter, except for the design changes management has implemented described above as a result of the material weakness identified. Management believes the measures that we have implemented to remediate the material weakness relating to the calculation of diluted shares outstanding have had a material impact on our internal control over financial reporting during the first three quarters of 2006 and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods.

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

Date: November 14, 2006

Varsity Group Inc.

By:	/s/ JAMES CRAIG
James Craig
Chief Financial Officer