Form 10-Q
period 2007-03-31
VARSITY GROUP INC
filed 2007-05-15
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-28977

VARSITY GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1876848
(State of Incorporation)	IRS Employer (Identification Number)

1300 19th Street NW 8th Floor	20036
Washington, D.C.	(Zip Code)
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

As of May 6, 2007, the registrant had 18,457,879 shares of common stock outstanding.

VARSITY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2007

PART I.

FINANCIAL INFORMATION

Item 1:	Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except par values)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$55	$436
Restricted cash	2,031	—
Short-term investments	—	2,498
Accounts receivable, net of allowance for doubtful accounts of $184 at March 31, 2007 and $203 at December 31, 2006, respectively	737	1,673
Inventory	8,957	8,636
Deferred income taxes	—	—
Other	1,364	2,532

Total current assets	13,144	15,775

Property, plant and equipment, net of depreciation	892	1,156
Software developed for internal use, net of amortization	2,175	2,090
Intangible assets, net of amortization	7	8
Goodwill	511	511
Long-term investments	—	3,949
Other assets	161	159

Total assets	$16,890	$23,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,822	$2,384
Line of credit	2,349	—
Margin loan	—	4,205
Other accrued expenses and other current liabilities	851	2,654
Taxes payable	57	56

Total current liabilities	5,079	9,299

Long-term liabilities:
Other non-current liabilities	157	157

Total liabilities	5,236	9,456

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 19,673 and 19,575 shares issued and 18,458 and 18,360 shares outstanding at March 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	90,941	90,721
Accumulated unrealized loss on securities	—	(2)
Accumulated deficit	(77,556)	(74,796)
Treasury stock, $.0001 par value, 1,215 shares at March 31, 2007 and December 31, 2006, respectively	(1,733)	(1,733)

Total stockholders’ equity	11,654	14,192

Total liabilities and stockholders’ equity	$16,890	$23,648

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales:
Textbooks	$1,217	$1,468
Uniforms	509	521
Shipping	189	232

Total net sales	1,915	2,221

Operating expenses:
Cost of textbooks	805	1,114
Cost of uniforms	246	224
Cost of shipping	253	251
Sales and marketing	1,532	1,240
General and administrative	1,795	1,505
Amortization of acquired intangibles	—	39

Total operating expenses	4,631	4,373

Loss from operations	(2,716)	(2,152)

Other (expense) income, net:
Interest income	32	118
Interest expense	(19)	—
Other (expense) income	(56)	1

Other (expense) income, net	(43)	119

Loss before income taxes	(2,759)	(2,033)
Income tax (expense) benefit	(2)	873

Net loss	$(2,761)	$(1,160)

Net loss per share:
Basic and diluted	$(0.15)	$(0.07)

Weighted average shares:
Basic and diluted	18,424	17,146

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,761)	$(1,160)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	302	185
Provision for bad debt	(19)	3
Deferred income tax	—	(880)
Non-cash stock compensation	96	49
Changes in operating assets and liabilities:
Accounts receivable	955	995
Inventory	(321)	(1,096)
Other current and non-current assets	1,210	4,395
Accounts payable	(1,060)	220
Other accrued expenses and other current liabilities	(1,795)	(1,078)
Taxes payable	1	(67)

Net cash (used in) provided by operating activities	(3,392)	1,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions and intangible asset	—	(35)
Purchases of property, equipment and software developed for internal use	(215)	(799)
Proceeds from sales of PP&E	92	—
Sales of short-term investments	2,500	—
Increase in restricted cash	(2,031)	—
Sales (purchases) of long-term investments	3,906	(1,650)

Net cash provided by (used in) investing activities	4,252	(2,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments against margin loan	(4,205)	—
Net borrowings under line of credit	2,349	—
Bank overdraft	498	—
Payments for capital lease obligations	(7)	(3)
Proceeds from exercise of stock options	124	26

Net cash (used in) provided by financing activities	(1,241)	23

Net decrease in cash and cash equivalents	(381)	(895)
Cash and cash equivalents at beginning of period	436	2,733

Cash and cash equivalents at end of period	$55	$1,838

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21	$46
Cash paid for interest	—	—

Non-cash investing activities
Reduction in goodwill recorded in the acquisition of Campus Outfitters	—	18

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

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our business is seasonal and thus operating results for the interim periods are not necessarily indicative of results for an entire year.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

Recent Accounting Standards

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of January 1, 2007 and did not result in the recording of any tax positions and did not have an effect on its financial position or results of operations.

Note 3: Stock-Based Compensation

1998 Stock Plan

On October 2, 1998, the Company adopted the 1998 Stock Plan, which was amended and restated in fiscal year 2000 and further amended in 2003, and under which incentive stock options, non-qualified stock options, restricted stock or stock rights, or any combination thereof may be granted to the Company’s employees and directors. There presently are 8.6 million shares authorized under the 1998 Stock Plan, subject to increase annually on the date of our annual meeting of stockholders by (i) three percent of the Company’s outstanding common stock on such date, (ii) 750,000 shares, or (iii) such lesser amount as the Company’s Board may determine. The Company has reserved an additional 1,589,351 shares of its common stock for future option grants. The Compensation Committee of the Board of Directors administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years and vesting periods between one and 60 months. Vested options held at the date of termination may be exercised within three months. Shares issued under the plan upon option exercise or granting of restricted stock are generally issued from authorized but previously unissued shares. The Board of Directors may terminate the Plan at anytime.

Adoption of SFAS No. 123R

A summary of activity of all options is as follows (in thousands, except per share data and contractual term):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,513	4.73	7.00	$392
Granted	—	—
Exercised	(98)	1.27
Forfeited	(318)	5.06

Outstanding, March 31, 2007	3,097	4.80	7.29	$173

Exercisable, March 31, 2007	2,522	5.21	6.92	$163

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on the last day of the period. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The closing price per share of the Company’s common stock on March 31, 2007 was $1.52. The total intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $0.1 million. The intrinsic value is calculated as the difference between the market value as of the date of exercise and the exercise price of the shares.

As of March 31, 2007, unrecognized stock-based compensation expense related to stock options of approximately $0.9 million is expected to be recognized over a weighted-average period of 2.9 years.

Because of the Company’s net operating losses, the Company did not realize any tax benefits from the tax deductions from share-based payment arrangements during the three months ended March 31, 2007.

Restricted Stock

As of March 31, 2007, there were no shares of restricted stock outstanding.

Note 4: Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from stock options, warrants and restricted stock to purchase common stock using the treasury stock method. The diluted earnings per share amounts for the three months ended March 31, 2007 and 2006 exclude the effects of 3,098,000, and 4,797,000 stock options outstanding, respectively, as their inclusion would be antidilutive.

Note 5: Other Comprehensive Loss

Other comprehensive loss relates to unrealized losses on short-term and long-term investments. The following table sets forth the comprehensive loss for the three months ended March 31, 2007 and 2006 (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss as reported	$(2,761)	$(1,160)
Change in unrealized gain (loss) on investments	2	(13)

Total comprehensive loss	$(2,759)	$(1,173)

Note 6: Other Current Assets

The following is a summary of other current assets as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006

Other Current Assets
Amounts due from B&T, net	$588	$1,357
Returns in transit	221	605
Other	555	570

	$1,364	$2,532

•	Amounts due from B&T, net, result from Company owned textbooks that B&T has returned to publishers for credit net of amounts payable that the Company owes to B&T;

•	Returns-in-transit consists of new textbooks that the Company returned to publishers for credit that had not yet been processed by the publishers; and

•	Other consists of prepaids and other assets.

Note 7: Intangible Assets and Goodwill

Intangible assets as of March 31, 2007, consisting of the IQ Digital trademark resulting from the purchase price allocation of the May 2006 IQ-Digital acquisition, is as follows (in thousands):

	Life	Gross Assets	Accumulated Amortization	Net Assets
March 31, 2007
IQ Digital trademark	3 yrs	10	3	7

Total		$10	$3	$7

There were no changes in the amount of carrying value of goodwill in the three months ended March 31, 2007.

Amortization expense related to the Company’s acquired intangible assets was $1,000 and $39,000 during the three months ended March 31, 2007 and 2006, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2007 is as follows: (amounts in thousands):

	2007	2008	2009	Thereafter	Total
Amortization expense	$3	$3	$1	$—	$7

Note 8: Acquisitions and Purchase of Assets

On May 1, 2006, the Company acquired substantially all the assets of IQ Digital Studios (“IQ Digital”) from White Hat Ventures, LLC for approximately $1.3 million cash plus the assumption of certain liabilities. IQ Digital was based in Akron, Ohio and was an advertising agency focused on educational branding, communications and marketing. The purchase price allocation was as follows: $706,000 to goodwill, $444,000 to fixed assets and other assets, $136,000 to other acquired intangibles and $34,000 to assumed liabilities. The goodwill and most of the acquired intangible assets associated with the purchase were fully impaired during the Company’s fourth quarter of fiscal 2006.

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

On May 26, 2005, the Company acquired substantially all of the assets of privately held Campus Outfitters, LLC, for cash of approximately $3.1 million and 123,967 shares of common stock valued at approximately $0.7 million, for an aggregate purchase price of approximately $3.8 million, plus the assumption of certain liabilities. The Company may be required to make additional contingent payments if the common stock recipients do not sell, pledge, or in any way transfer the common stock before the two year anniversary of the acquisition close date and the value of the Company’s common stock is not equal to or greater than the per share purchase price on the two year anniversary date. The additional contingent payments, if any, would be payable in cash or shares of the Company’s common stock. At time of this filing, the Company is not aware of any stock recipients selling, pledging or transferring any of the common stock. Accordingly, on or about May 26, 2007, the Company expects to make an additional payment, in cash or shares of the Company’s stock, of approximately $0.6 million.

Note 9: Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all current available evidence, including the current year operating loss, we have concluded that none of the deferred tax benefits should be recognized at this time. Consequently, we have reserved all deferred tax assets. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. Approximately $1.9 million of the valuation allowance relates to net operating losses resulting from stock option windfall benefits, e.g. disqualifying dispositions. Reductions in the valuation allowance for those assets will result in an increase to additional paid-in capital after the valuation allowance related to all other deferred tax assets amounts have been reduced.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on January 1, 2007, did not result in the recording of any previously unrecognized tax positions and did not have an effect on its financial position or results of operations.

The Company files a U.S. federal income tax return and returns in various state jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for the tax years 2003 to 2006. The Company is subject to certain state tax examinations for the tax years 2002 – 2006 for those states with longer statutes of limitation than the Federal three-year statute. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no related interest or penalties recognized during the three months ended March 31, 2007.

During the three months ended March 31, 2006, the Company recorded an income tax benefit of $873,000. In the third quarter of 2006, we determined that the deferred tax assets would not be realized and we ceased recording income tax benefits. For the three months ended March 31, 2007, no income tax benefit was recorded.

Note 10: Inventories

Inventories, consisting of products available for sale, are valued at the lower of cost or market value and are accounted for principally using the FIFO method. The Company’s inventory balance as of March 31, 2007 and December 31, 2006 consists of (in thousands):

	March 31, 2007	December 31, 2006

Inventory
New textbooks	$3,295	$3,739
Used textbooks	1,881	1,724
Uniforms and apparel	3,781	3,173

	$8,957	$8,636

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

Under the Company’s agreement with B&T in which B&T provides most of the Company’s order fulfillment and drop shipment services, B&T generally only assumes ownership of new textbooks that they purchase and are able to return to publishers for credit, which historically has approximated 90% of all new textbook inventories. B&T does not assume ownership of the used textbooks it processes for the Company or for new textbooks that the Company purchases, and per the agreement with B&T the Company purchases from B&T at cost new textbooks that B&T procured in support of our eduPartners program and cannot return for publisher credit at the conclusion of each selling season. This inventory has typically been held by B&T for fulfillment in subsequent periods. On a quarterly basis, the Company assesses for write down its inventory for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Note 11: Business Segments.

The Company’s operations are aggregated into two reportable business segments: textbook trade and uniform trade.

The business segments reported below are the segments of the Company for which discrete financial information was available and for which the Company’s chief operating decision maker evaluated gross margins in its first quarter of fiscal 2007 and 2006 (amounts in thousands):

	Three months ended March 31, 2007
	Textbooks		Uniforms		Corporate		Total
	2007	2006	2007	2006	2007	2006	2007	2006
Sales	$1,217	$1,468	$509	$521	$—	$—	$1,726	$1,989
Product gross margin	$412	$354	$263	$297	$—	$—	$675	$651

Shipping revenue	$182	$222	$7	$10	$—	$—	$189	$232
Shipping gross margin	$(46)	$1	$(18)	$(20)	$—	$—	$(64)	$(19)

Total sales	$1,399	$1,690	$516	$531	$—	$—	$1,915	$2,221
Blended gross margin	$366	$355	$245	$277	$—	$—	$611	$632

Goodwill (1)	$511	$511	$—	$—	$—	$—	$511	$511
Total assets (1)	$9,014	$11,468	$5,452	$4,815	$2,424	$7,365	$16,890	$23,648

(1)	2006 figures are as of December 31, 2006

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

Note 13. Financing Arrangements – Line of Credit

On March 8, 2007, the Company entered into a Revolving Line of Credit Loan Agreement and Security Agreement with Bank of America, N.A. (“BOA”) in which BOA will lend up to a maximum amount of $5 million to assist in funding the Company’s seasonal cash requirements. Under the facility, the Company may use up to $1 million of the $5 million borrowing ceiling to issue letters of credit.

Interest on outstanding balances is calculated and paid monthly in arrears based on the 30 day LIBOR rate then in effect plus 2.25%. The interest rate at 3/31/2007 was 7.57%. A daily commitment fee of 0.25% per annum is paid monthly in arrears on the unused portion of the facility.

Borrowing ceiling levels are established monthly by establishing a Borrowing Base calculated as the sum of the following percentages of asset groupings: 100% of eligible restricted cash investments; 80% of eligible commercial accounts receivable; 50% of the eligible value of new book inventory; 25% of the eligible value of used book inventory and 50% of the eligible value of apparel inventory. The Borrowing Base on March 31, 2007 exceeded the borrowing ceiling therefore the borrowing ceiling on March 31, 2007 was limited to the maximum $5 million. The amount of borrowings under the facility on March 31, 2007 was $2,349,000, with $2,651,000 remaining available under the facility on March 31, 2007.

A $2 million restricted cash investment is required to be maintained at all times with BOA as the investment collateral portion of the borrowing base. The facility is secured by substantially all of the Company’s assets. The agreement terminates on April 30, 2008.

The agreement is subject to various restrictive covenants, which include restrictions on; the use of loan proceeds, the sale or transfer of assets, incurring additional indebtedness, acquisitions of assets and other business, investments of assets, loans made by the Company, repurchases of Company securities and change of control. The agreement is subject to Company compliance with a minimum tangible net worth covenant.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. These statements relate to future events or our future financial performance and are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “intend,” “seek,” “expect,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and other reports and filings made with the Securities and Exchange Commission.

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

Overview

We are an outsourcing solutions provider for the education community. Under the “VarsityBooks” and “Campus Outfitters” brands, we provide textbooks, uniforms and school supplies to private K-12 schools, colleges, and distance and continuing education markets. Through our textbook and uniform outsource solutions, schools are released from the operational and financial challenges associated with managing highly seasonal retail operations and are free to focus on their core educational mission. Parents and students benefit from the increased convenience and value associated with our comprehensive textbook and uniform programs.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates and judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates or judgments under different assumptions or conditions.

We believe the following are our critical accounting policies which affect its more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•	Revenue Recognition;

•	Deferred Income Taxes;

•	Stock-Based Compensation Plans;

•	Valuation of Inventories;

•	Business Acquisition and Valuation and Impairment Review of Long-Lived Assets

A complete discussion of these policies is contained in our Form 10-K filed with the Securities and Exchange Commission for the period ending December 31, 2006. There were no significant changes to the critical accounting policies discussed in the Company’s 10-K filed for December 31, 2006.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three months ended March 31, 2007 and March 31, 2006, expressed as a percentage of total net sales:

	Three Months Ended March 31,
	2007	2006
Net sales:
Textbooks	63.5%	66.1%
Uniforms	26.6%	23.5%
Shipping	9.9%	10.4%
Total net sales	100.0%	100.0%

Operating Expenses:
Cost of textbooks	42.1%	50.2%
Cost of uniforms	12.8%	10.1%
Cost of shipping	13.2%	11.3%
Sales and marketing	80.0%	55.8%
General and administrative	93.7%	67.8%
Amortization of acquired intangibles	—	1.7%

Total operating expenses	241.8%	196.9%

Income loss from operations	(141.8%)	(96.9%)

Other (expense) income, net	(2.3%)	5.3%

Loss before income taxes	(144.1%)	(91.6%)

Income tax (expense) benefit	(0.1%)	39.3%

Net loss	(144.2%)	(52.3%)

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

Net Sales:

Net sales decreased 13.8%, or $0.3 million, to $1.9 million for the three-month period ended March 31, 2007, compared to the same period in 2006. Although the total number of textbooks sold online during the three months ended March 31, 2007 increased by 11.6%, textbook revenue decreased by approximately $0.3 million. This resulted from a sales allowance adjustment related to 2006 revenue of $0.2 million along with an increase in the number of used textbooks sold during our first quarter fiscal 2007 compared to the prior year quarter. Uniform revenue was flat quarter over quarter.

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

Operating Expenses:

Cost of Textbooks—Cost of textbooks consists of the cost of textbooks and related education materials sold to customers. Cost of textbooks decreased 27.7%, or approximately $0.3 million, to approximately $0.8 million for the three months ended March 31, 2007, compared to the same period in 2006. Expressed as a percentage of related revenue, cost of textbooks was 66.1% and 75.9% for the three months ended March 31, 2007 and 2006, respectively. This decrease in the three months ended March 31, 2007 was attributable to a 34.8% increase in online sales of used books during the three months ended March 31, 2007 as compared to the prior year period and an overall shift in textbook revenue mix during a seasonally insignificant fiscal period from a revenue perspective. Cost of textbooks varies with textbook revenue and we expect these costs to increase in absolute dollars as our customer base and number of eduPartners served expands. Please see “Forward-Looking Statements.”

The following table sets forth online textbook sales for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Total online unit sales:
New textbooks sold	35,325	32,626
Used textbooks sold	6,328	4,693

Total textbooks sold	41,653	37,319

Cost of Uniforms —Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms increased approximately $22,000, or 9.8%, to approximately $0.2 million for the three months ended March 31, 2007. Expressed as a percentage of related revenue, cost of uniforms was 48.3% and 43.0% for the three months ended March 31, 2007 and 2006, respectively. The increase in the three-month period ended March 31, 2007 was largely attributable to year over year price increases in product, which were not passed on to our customers

Cost of uniforms varies with uniform revenue and we expect these costs to increase in absolute dollars as our customer base expands. Please see “Forward-Looking Statements.”

Cost of Shipping. Cost of shipping consists of outbound shipping to our customers. Cost of shipping was flat for the three months ended March 31, 2007 compared to the prior year reporting period. Expressed as a percentage of related revenue, cost of shipping was 133.9% and 108.2% for the three months ended March 31, 2007 and 2006, respectively. Contributing to the increase are higher shipping costs related to an increase in multiple shipments from different warehouses in order to optimize reduction in delivery time and price increases we did not pass on to our customers.

Sales and Marketing. Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our eduPartners schools, expenses associated with our Campus Outfitters retail locations and road shows, seasonal overhead associated with performing inventory purchases at eduPartner schools, and payroll and related expenses for personnel engaged in sales and marketing, account management, eduPartners operations and Campus Outfitters operations. Sales and marketing expense increased approximately $0.3 million, or 23.5%, to approximately $1.5 million for the three months ended March 31, 2007 compared to the same period in 2006.

The following table sets forth sales and marketing expense for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Variable sales and marketing expense	$187	$163
Percentage of total revenue	9.8%	7.3%
Other sales and marketing expense	$1,345	$1,077
Percentage of total revenue	70.2%	48.5%

Sales and marketing expense, as reported	$1,532	$1,240

Percentage of total revenue	80.0%	55.8%

Variable sales and marketing expense consists of credit card expenses, certain expenses associated with contracting with our textbook and apparel program schools, and sales expenses associated with our agreement with B&T. Variable sales and marketing expense increases during our peak selling period in the July/August/September back-to-school season.

Other sales and marketing expense consists of primarily payroll and related expenses for personnel engaged in sales and marketing, account management, customer service, textbook, uniform and solutions operations, travel expense, expenses associated with our Campus Outfitters retail locations and road shows and seasonal overhead associated with performing inventory purchases at textbook program schools. Other sales and marketing expense increased 24.8%, or approximately $0.3 million, to approximately $1.3 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase was largely attributable to an increase in payroll and related expenses associated with our Campus Outfitters operations, as well as an increase in customer services overhead.

In conjunction with our prior plans to accelerate the growth of our business and support the introduction of new businesses during fiscal 2006, we experienced significant increases in sales and marketing headcount and overhead in fiscal 2006. We anticipate that the termination or suspension of all non textbook / uniforms / school supply service offerings in our fourth quarter of fiscal 2006 will decrease other sales and marketing expenses in each of the remaining quarters of our fiscal 2007 compared to the prior year periods. Please see “Forward-Looking Statements.”

General and administrative. General and administrative expense consists of payroll and related expenses for executive, administrative, and our development and systems personnel, facilities expenses, costs associated with the upgrade and maintenance of our website, outside consultant and professional services expenses, travel, and other general corporate expenses. General and administrative expense, reported net of $0.2 million and $0.7 million of costs capitalized for software developed or purchased for internal use during the three months ended March 31, 2007 and 2006, respectively, increased by approximately $0.3 million, or 19.2%, to approximately $1.8 million. These increases were primarily attributable to:

•	An increase of $0.2 million in rent;

•

an increase of $0.1 million in amortization costs associated with the costs we have capitalized in prior periods for software developed for internal use and depreciation expense related to our 2006 infrastructure growth;

•	an increase of $ 0.1 million associated with increased maintenance costs associated with our software developed for internal use; and

•	an increase of non-cash charges of approximately $38,000 for share-based compensation expense as a result of the adoption of SFAS 123(R), effective January 1, 2006.

These increases were offset by reductions of approximately $0.1 million in all other non-systems development related general and administrative expenses.

We anticipate that the termination or suspension of all non textbook / uniforms / school supply service offerings in our fourth quarter of fiscal 2006 will decrease general and administrative expenses in each of the remaining quarters of our fiscal 2007 compared to the prior year periods. Please see “Forward-Looking Statements.”

We are capitalizing development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Please see “Forward-Looking Statements.”

Amortization of Acquired Intangibles.

Our acquisitions of Campus Outfitters in May 2005 and IQ Digital in May 2006 were accounted for under the purchase method of accounting. As a result, we recorded intangible assets at their applicable fair values of the net tangible assets acquired. Amortization of acquired intangibles was approximately $39,000 during the three months ended March 31, 2006. During our fourth quarter 2006, we recorded impairment charges against all of our acquired intangibles except for the IQ Digital trademark. As a result, future amortization for acquired intangibles is immaterial. Please see “Forward-Looking Statements.”

Other (expense) income, net

Other (expense) income, net consists primarily of interest income on our cash and cash equivalents and investments, and interest expense related to our outstanding margin loan and line of credit during the three months ended March 31, 2007. Other (expense), net, was approximately $(43,000) for the three months ended March 31, 2007, compared to other income, net of $0.1 million for the three months ended March 31, 2006. The decrease was due to lower average cash invested in short-term and long-term during the three months ended March 31, 2007 as compared to the prior year period and a recognized loss of approximately $41,000 due to the sale of a long-term security before its maturity date.

Income Taxes

During the three months ended March 31, 2006, the Company recorded an income tax benefit of $873,000. In the third quarter of 2006, we determined that the deferred tax assets would not be realized and we ceased recording income tax benefits. For the three months ended March 31, 2007, no income tax benefit was recorded.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on January 1, 2007, did not result in the recording of any previously unrecognized tax positions and did not have an effect on its financial position or results of operations.

The Company files a U.S. federal income tax return and returns in various state jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for the tax years 2003 to 2006. The Company is subject to certain state tax examinations for the tax years 2002 – 2006 for those states with longer statutes of limitation than the Federal three-year statute. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no related interest or penalties recognized during the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $2.1 million of cash, cash equivalents, and restricted cash and our net working capital was approximately $8.1 million compared to approximately $2.9 million of cash, cash equivalents and short-term investments and net working capital of approximately $6.5 million at December 31, 2006. As of March 31, 2007, we did not

have any cash invested in long-term investments compared to approximately $3.9 million at December 31, 2006. The decrease in cash, cash equivalents and short-term investments during the three months ended March 31, 2007 was primarily attributable to cash payments for our school partner incentive accruals and cash used to fund operating losses. This decrease was partially offset by the collection of certain receivables due from B&T.

As of March 31, 2007, our principal commitments consisted of borrowings under our line of credit agreement with Bank of America, obligations outstanding under operating leases, our service agreement with SchoolOne, and accounts payable. Beginning in the second quarter of 2006, we moved aggressively to launch service offerings outside our core book and uniform offerings. Significant costs and cash expenditures were incurred in this effort. In November 2006, due to the financial impact of cost increases together with limited new revenue generation from non-book/uniform service offerings, efforts to launch service offerings outside the book and uniform areas were terminated or suspended. Significant cost reductions have been implemented, and our current strategy includes only the book, uniform and school supplies businesses. As a result, we anticipate a reduction in cash used in operating activities in fiscal 2007. However, the seasonal nature of our business requires that we manage our liquidity carefully in advance of the fall selling season. Please see “Forward-Looking Statements.”

Net cash used in operating activities was approximately $3.4 million for the three months ended March 31, 2007 compared to net cash provided by operating activities of approximately $1.6 million for the three months ended March 31, 2006. The change was primarily due to an increased net loss in Q1 2007 and a smaller decrease in other current assets related to year-end rebates we had with B&T compared to the prior year period, as well as an increase in accrued expenses and accounts payable.

Investing activities consist of acquisitions of businesses, capitalization of software developed for internal use, purchases of property, plant and equipment, purchases of software, purchases and sales of short-term and long-term investments, and proceeds from sales of property plant and equipment. Net cash provided by investing activities was approximately $4.3 million for the three months ended March 31, 2007 compared to net cash used in investing activities of approximately $2.5 million for the three months ended March 31, 2006. During the three months ended March 31, 2007 we had sales of short-term and long-term investments of approximately $6.4 million, which we used to payoff our margin loan outstanding as of December 31, 2006 and invest in restricted cash compared to net purchases of long-term investments of $1.7 million during the comparable reporting period. Total purchases of property, equipment and software, including capitalization of software, was approximately $0.2 million during the three months ended March 31, 2007, an decrease of approximately $0.6 million over the comparable period in 2006. During fiscal 2006, we made significant investments in our people, processes and systems to accelerate the growth of our business. As a result, we expect our total fiscal 2007 expenditures for property, equipment and software, including capitalization of software, to be significantly lower in fiscal 2007. Also during the three months ended March 31, 2007, we received cash proceeds of approximately $0.1 million resulting from sales of fixed assets no longer in service due to the closure of our IQ Digital Studios office in Akron, Ohio.

Net cash used in financing activities was approximately $1.2 million for the three months ended March 31, 2007 compared to net cash provided by financing activities of approximately $23,000 for the three months ended March 31, 2006. During the three months ended March 31, 2007, we made a full payment of approximately $4.2 million against our margin loan outstanding as of December 31, 2006. This was partially offset by actual cash borrowings of approximately $2.3 million under our line of credit agreement with Bank of America as well as prospective cash borrowings of approximately $0.5 million to cover outstanding checks at March 31, 2007.

The following table provides an overview or our aggregate contractual obligations as of March 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows for the remainder of fiscal 2007 and in future periods are as follows (in thousands):

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Capital lease obligations & other	$9	$4	$—	$—	$—	$—	$13

Line of credit obligations	$—	$2,349	$—	$—	$—	$—	$2,349

SchoolOne	$499	$—	$—	$—	$—	$—	$499

Operating lease obligations	$1,151	$1,337	$1,213	$802	$398	$738	$5,639

Total	$1,659	$3,690	$1,213	$802	$398	$738	$8,500

As of the date of this filing, we currently lease approximately 92,000 square feet pursuant to leases that are month-to-month or are scheduled to expire between May 2007 and May 2015.

Our business is presently highly seasonal, with the vast bulk of our revenues from the sale of books and apparel being earned during the back to school season in the third quarter of each year. In addition, beginning in the second quarter of 2006, we moved aggressively to launch service offerings outside our core book and uniform offerings. We experienced significant cash expenditures in this effort. In November 2006, due to the financial impact of cost increases and cash expenditures together with limited new revenue generation from non-book/uniform service offerings, efforts to launch service offerings outside the book and uniform areas were terminated or suspended. Significant cost reductions have been implemented, and our current strategy includes only the book and uniform businesses, however, as a result of this, our net cash and investments position was approximately $9.8 million lower as of December 31, 2006 compared to December 31, 2005. In March 2007, we entered into a Revolving Line of Credit Loan Agreement and Security Agreement with Bank of America, N.A. (“BOA”) in which BOA will lend up to a maximum amount of $5 million to assist in funding the Company’s seasonal cash requirements. The Company may also issue letters of credit under the facility. Borrowing ceiling levels are established monthly utilizing a borrowing base formula based on percentages of month-end inventory, receivable and investment collateral values. A $2 million restricted cash investment is required to be maintained at all times as the investment collateral portion of the borrowing base. The facility is secured by substantially all of our assets. The agreement terminates on April 30, 2008. With the BOA agreement in place, we presently believe that our cash, cash equivalents and investments are sufficient to fund our operating needs until the 2007 back to school season and that cash generated from our sales during the back to school season will fund our cash needs for the remainder of the fiscal 2007 year. We are still considering spending reductions and additional external financings to meet our liquidity needs. Please see “Forward-Looking Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments and for balances outstanding under our line of credit agreement with BOA.

Interest Rate Risk. Our cash equivalents, restricted cash, short-term and long-term investments and our balances outstanding under our line of credit agreement with BOA are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of instruments with high credit quality and relatively short average maturities. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents, short-term and long-term investments subject to interest rate risk was $2.0 million and $6.4 million at March 31, 2007 and December 31, 2006, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank and are not included in the amounts above.

The weighted average yield on interest-bearing investments held as of March 31, 2007 was approximately 4.4% per annum. Based on our investment holdings at March 31, 2007, a 100 basis point decline in the average yield would have reduced our annual interest income by approximately $0.1 million. A 100 basis point increase in the 30 day LIBOR rate would have increased our annual expense by approximately 0.2 million.

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

As of the end of the period covered by this report, as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the date of such evaluation, our Chief Executive Officer and Chief Financial Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective with the exception of the material weakness that management identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (see below).

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, management identified a material weakness in internal control over financial reporting. Specifically, we did not maintain effective controls over the accuracy of the calculation of diluted shares outstanding used in our earnings per share calculation. The source of the error was an error in the functioning of a spreadsheet used to make the underlying computations. Accordingly, management concluded that our internal control over financial reporting was not effective as of December 31, 2006.

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

For a comprehensive discussion of our risk factors, please refer to the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3:	Defaults Upon Senior Securities

Not Applicable

Item 4:	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5:	Other Information

Not Applicable

Item 6:	Exhibits

(a) Exhibits

10.44	Line of credit agreement between Varsity Group Inc. and Bank of America, N.A. dated March 8, 2007 and previously filed as an exhibit with our 2006 Report on Form 10-K.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007

Varsity Group Inc.

By:	/s/ JAMES CRAIG
James Craig
Chief Financial Officer