Form 10-Q
period 2007-06-30
VARSITY GROUP INC
filed 2007-08-14
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, the registrant had 20,176,052 shares of common stock outstanding.

VARSITY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2007

PART I.

FINANCIAL INFORMATION

Item 1:	Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$69	$436
Restricted cash	2,027	—
Short-term investments	—	2,498
Accounts receivable, net of allowance for doubtful accounts of $215 at June 30, 2007 and $203 at December 31, 2006, respectively	594	1,673
Inventory	12,044	8,636
Other	827	2,532

Total current assets	15,561	15,775

Property, plant and equipment, net of depreciation	786	1,156
Software developed for internal use, net of amortization	2,259	2,090
Intangible assets, net of amortization	6	8
Goodwill	511	511
Long-term investments	—	3,949
Other assets	161	159

Total assets	19,284	$23,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,040	$2,384
Line of Credit	4,734	—
Margin Loan	—	4,205
Other accrued expenses and other current liabilities	926	2,654
Taxes payable	54	56

Total current liabilities	10,754	9,299

Long-term liabilities:
Other non-current liabilities	152	157

Total liabilities	10,906	9,456

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 20,176 and 19,575 shares issued and 18,961 and 18,360 shares outstanding at June 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	91,037	90,721
Accumulated unrealized loss on securities	—	(2)
Accumulated deficit	(80,928)	(74,796)
Treasury stock, $.0001 par value, 1,215 shares at June 30, 2007 and December 31, 2006, respectively	(1,733)	(1,733)

Total stockholders’ equity	8,378	14,192

Total liabilities and stockholders’ equity	$19,284	$23,648

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Textbooks	$667	$688	$1,884	$2,155
Uniforms	714	1,089	1,222	1,610
Solutions	—	91	—	91
Shipping	73	83	263	315

Total net sales	1,454	1,951	3,369	4,171

Operating expenses:
Cost of textbooks	291	394	1,096	1,507
Cost of uniforms	435	508	680	732
Cost of solutions	—	36	—	36
Cost of shipping	94	130	347	381
Sales and marketing	1,987	2,313	3,520	3,554
General and administrative	1,964	2,586	3,759	4,090
Amortization of acquired intangibles	—	58	—	97

Total operating expenses	4,771	6,025	9,402	10,397

Loss from operations	(3,317)	(4,074)	(6,033)	(6,226)

Other (expense) income, net:
Interest (expense) income, net	(59)	100	(46)	218
Other income (expense), net	17	(1)	(39)	—

Other (expense) income, net	(42)	99	(85)	218

Loss before income taxes	(3,359)	(3,975)	(6,118)	(6,008)
Income tax (expense) benefit	(13)	1,584	(15)	2,457

Net loss	$(3,372)	$(2,391)	$(6,133)	$(3,551)

Net loss per share:
Basic and Diluted	$(0.18)	$(0.14)	$(0.33)	$(0.20)

Weighted average shares:
Basic and diluted	18,657	17,526	18,541	17,337

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,133)	$(3,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543	519
Provision for bad debt	(12)	23
Deferred income tax benefit	—	(2,503)
Non-cash stock compensation	192	197
Changes in operating assets and liabilities:
Accounts receivable	1,091	1,646
Inventory	(3,409)	(6,810)
Other current and non-current assets	1,748	4,701
Accounts payable	2,656	3,968
Other accrued expenses and other current liabilities	(1,886)	(966)

Net cash (used in) operating activities	(5,210)	(2,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions and intangible asset	—	(1,307)
Purchases of property, equipment and software developed for internal use	(433)	(2003)
Proceeds from sales of equipment	92	—
Increase in restricted cash	2,027	—
Sales of investments	2,352	3,350

Net cash provided by investing activities	4,038	40

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments against margin loan	(4,205)	—
Net borrowings under line of credit	4,734	—
Bank overdraft	159	—
Payments for capital lease obligations	(7)	(7)
Proceeds from exercise of stock options	124	745

Net cash provided by financing activities	805	738

Net decrease in cash and cash equivalents	(367)	(1,998)
Cash and cash equivalents at beginning of period	436	2,733

Cash and cash equivalents at end of period	$69	$735

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$32	108
Cash paid for interest	71	—

Non-cash investing activities
Reduction in goodwill recorded in the acquisition of Campus Outfitters	—	23

Acquisitions of IQ Digital (May 2006)
Fair value fixed assets and other assets acquired	—	(444)
Identified intangible assets	—	(136)
Goodwill	—	(706)
Fair value of liabilities assumed	—	34

Cash expended for acquisitions	—	(1,252)
Cash paid against acquisition accruals and adjustments to goodwill	—	(30)

Total cash paid for acquisitions	—	$(1,282)

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

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Recent Accounting Standards

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not result in the recording of any adjustments related to tax positions previously taken and did not have an effect on its financial position or results of operations.

Note 3: Stock-Based Compensation

1998 Stock Plan

On October 2, 1998, the Company adopted the 1998 Stock Plan, which was amended and restated in fiscal year 2000 and further amended in 2003, and under which incentive stock options, non-qualified stock options, restricted stock or stock rights, or any combination thereof may be granted to the Company’s employees and directors. There presently are 9.1 million shares authorized under the 1998 Stock Plan, subject to increase annually on the date of our annual meeting of stockholders by (i) three percent of the Company’s outstanding common stock on such date, (ii) 750,000 shares, or (iii) such lesser amount as the Company’s Board may determine. The Company has reserved an additional 2.2 million shares of its common stock for future option grants. The Compensation Committee of the Board of Directors administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years and vesting periods between one and 60 months. Vested options held at the date of termination may be exercised within three months. Shares issued under the plan upon option exercise or granting of restricted stock are generally issued from authorized but previously unissued shares. The Board of Directors may terminate the Plan at anytime.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. The Company previously applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS 123. The adoption of SFAS 123R resulted in stock-based compensation expense of approximately $96,000 and $192,000 for the three and six months ended June 30, 2007, respectively, and $148,000 and $197,000 for the three and six months ended June 30, 2006, respectively. This stock-based compensation expense negatively impacted basic and diluted earnings per share by approximately $0.01 per share for both three and six months ended June 30, 2007 and 2006, respectively.

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2006 was approximately $2.36 and $2.34, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. There were no grants issued during the six months ended June 30, 2007. The following weighted-average assumptions were used for grants during the three and six months ended June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	—	50.45%	—	51.14%
Risk-free rate	—	4.91%	—	4.86%
Expected term	—	6.11 years	—	6.18 years
Dividend yield	—	0.0%	—	0.0%

The Company’s computation of expected volatility for grants during the six months ended June 30, 2006 was based on the historical volatility of the Company’s stock. The Company’s computation of expected term for grants during the six months ended June 30, 2006, represents management’s determination of such term after accessing the available historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company currently recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

A summary of activity of all options is as follows (in thousands, except per share data and contractual term):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,513	4.73	7.00	$392
Granted	—	—
Exercised	(98)	1.27
Forfeited	(327)	5.08

Outstanding, June 30, 2007	3,088	4.80	6.47	$27

Exercisable, June 30, 2007	2,547	5.20	5.89	$27

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on the last day of the period. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The closing price per share of the Company’s common stock on June 30, 2007 was $0.88. The total intrinsic value of options exercised during the six months ended June 30, 2007 was approximately $0.1 million. The intrinsic value is calculated as the difference between the market value as of the date of exercise and the exercise price of the shares.

As of June 30, 2007, unrecognized stock-based compensation expense related to stock options of approximately $0.8 million is expected to be recognized over a weighted-average period of 2.7 years.

Because of the Company’s net operating losses, the Company did not realize any tax benefits from the tax deductions from share-based payment arrangements during the six months ended June 30, 2007.

Restricted Stock

As of June 30, 2007, there were no shares of restricted stock outstanding.

Note 4: Net Loss Per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from stock options, warrants and restricted stock to purchase common stock using the treasury stock method. The effect of stock options, warrants and restricted stock for the three and six month periods ended June 30, 2007 and June 30, 2006 were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss.

Note 5: Other Comprehensive Loss

Other comprehensive loss relates to unrealized losses on short-term and long-term investments. The following table sets forth the comprehensive loss for the three and six months ended June 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss as reported	$(3,372)	$(2,391)	$(6,133)	$(3,551)
Other comprehensive loss	—	—	—	—
Unrealized gain (loss) on investments, net of reclassification adjustment	—	(3)	2	(16)

Total comprehensive loss	$(3,372)	$(2,394)	$(6,131)	$(3,567)

Note 6: Other Current Assets

The following is a summary of other current assets as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Other Current Assets
Rebates due from B&T	$454	$1,357
Returns-in-transit	—	605
Other	373	570

	$827	$2,532

•	Amounts due from B&T, net, result from Company owned textbooks that B&T has returned to publishers for credit net of amounts payable that the Company owes to B&T;

•

Returns-in-transit consists of new textbooks that the Company returned to publishers for credit during the fourth quarter of fiscal 2006 that had not yet been processed by the publishers as of December 31, 2006; and

•	Other consists of prepaids and other assets.

Note 7: Intangible Assets and Goodwill

An intangible asset as of June 30, 2007, consisting of the IQ Digital trademark resulting from the purchase price allocation of the May 2006 IQ-Digital acquisition, is as follows (in thousands):

	Life	Gross Assets	Accumulated Amortization	Net Assets
June 30, 2007
IQ Digital trademark	3 yrs	10	4	6

Total		$10	$4	$6

There were no changes in the amount of carrying value of goodwill in the six months ended June 30, 2007.

Amortization expense related to the Company’s acquired intangible assets was $1,000 and $2,000 during the three and six months ended June 30, 2007, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2007 is as follows: (amounts in thousands):

	2007	2008	2009	Thereafter	Total
Amortization expense	$2	$3	$1	$—	$6

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

On May 26, 2005, the Company acquired substantially all of the assets of privately held Campus Outfitters, LLC, for cash of approximately $3.1 million and 123,967 shares of common stock valued at approximately $0.7 million, for an aggregate purchase price of approximately $3.8 million, plus the assumption of certain liabilities. The Company may be required to make additional contingent payments if the common stock recipients do not sell, pledge, or in any way transfer the common stock before the two year anniversary of the acquisition close date and the value of the Company’s common stock is not equal to or greater than the per share purchase price on the two year anniversary date. The additional contingent payments, if any, would be payable in cash or shares of the Company’s common stock. Accordingly, on June 1, 2007, the Company made an additional payment, in shares of the Company’s stock, of 502,776 shares.

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

During the three months and six months ended June 30, 2006, the Company recorded income tax benefits of $1.6 million and $2.5 million, respectively. In the third quarter of 2006, we determined that deferred tax assets would not be realized and we ceased recording income tax benefits. For the three months and six months ended June 30, 2007, no income tax benefits were recorded.

Note 10: Inventories

Inventories, consisting of products available for sale, are valued at the lower of cost or market value and are accounted for principally using the FIFO method. The Company’s inventory balance as of June 30, 2007 and December 31, 2006 consists of (in thousands):

	June 30,	December 31,
	2007	2006
Inventory
New textbooks	$3,390	$3,739
Used textbooks	4,090	1,724
Uniforms and apparel	4,564	3,173

	$12,044	$8,636

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

Note 11: Business Segments.

Prior to its acquisition of Campus Outfitters in May 2005, the Company was primarily an Internet retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets. The Company’s chief operating decision maker reviewed financial information presented on a consolidated basis. Accordingly, the Company considered itself to be in a single industry segment. In May 2005, the Company added a second product line with its acquisition of Campus Outfitters, a leading provider of uniform apparel needs to schools and businesses. Accordingly, the Company’s operations are aggregated into two reportable business segments: textbook trade and uniform trade.

The business segments reported below are the segments of the Company for which discrete financial information was available and for which the Company’s chief operating decision maker evaluated gross margins in its first and second quarters of fiscal 2007 (amounts in thousands):

	Three months ended June 30, 2007
	Textbooks		Uniforms		Corporate		Total
	2007	2006	2007	2006	2007	2006	2007	2006
Sales	$667	$688	$714	$1,089	$—	$91	$1,381	$1,868
Product gross margin	$376	$294	$279	$581	$—	$55	$655	$930

Shipping revenue	$69	$83	$4	$—	$—	$—	$73	$83
Shipping gross margin	$(11)	$(15)	$(10)	$(34)	$—	$—	$(21)	$(49)

Total sales	$736	$771	$718	$1,089	$—	$91	$1,454	$1,951
Blended gross margin	$65	$279	$269	$547	$—	$55	$634	$881

Goodwill	$511	$511	$—	$1,893	$—	$706	$511	$3,110
Total assets	$10,647	$10,923	$6,208	$6,970	$2,429	$27,239	$19,284	$45,132

	Six months ended June 30, 2007
	Textbooks		Uniforms		Corporate		Total
	2007	2006	2007	2006	2007	2006	2007	2006
Sales	$1,884	$2,156	$1,222	$1,610	$—	$91	$3,106	$3,857
Product gross margin	$788	$649	$542	$878	$—	$55	$1,330	$1,582

Shipping revenue	$251	$304	$11	$11	$—	$—	$262	$315
Shipping gross margin	$(56)	$(14)	$(28)	$(64)	$—	$—	$(84)	$(78)

Total sales	$2,135	$2,460	$1,233	$1,620	$—	$91	$3,368	$4,171
Blended gross margin	$732	$635	$514	$814	$—	$55	$1,246	$1,504

Goodwill	$511	$511	$—	$1,893	$—	$706	$511	$3,110
Total assets	$10,647	$10,923	$6,208	$6,970	$2,429	$27,239	$19,284	$45,132

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

Note 13: Financing Arrangements – Line of Credit

On March 8, 2007, the Company entered into a Revolving Line of Credit Loan Agreement and Security Agreement with Bank of America, N.A. (“BOA”) in which BOA will lend up to a maximum amount of $5 million to assist in funding the Company’s seasonal cash requirements. Under the facility, the Company may use up to $1 million of the $5 million borrowing ceiling to issue letters of credit.

Interest on outstanding balances is calculated and paid monthly in arrears based on the 30 day LIBOR rate then in effect plus 2.25%. The interest rate at June 30, 2007 was 7.57%. A daily commitment fee of 0.25% per annum is paid monthly in arrears on the unused portion of the facility.

Borrowing ceiling levels are established monthly by establishing a Borrowing Base calculated as the sum of the following percentages of asset groupings: 100% of eligible restricted cash investments; 80% of eligible commercial accounts receivable; 50% of the eligible value of new book inventory; 25% of the eligible value of used book inventory and 50% of the eligible value of apparel inventory. The Borrowing Base on June 30, 2007 exceeded the borrowing ceiling therefore the borrowing ceiling on June 30, 2007 was limited to the maximum $5 million. The amount of borrowings under the facility on June 30, 2007 was $4,734,000, with $266,000 remaining available under the facility on June 30, 2007.

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

Note 14: Subsequent Events

On July 25, 2007, Varsity Group Inc. granted 1.2 million stock options to employees with an exercise price of $1.20 per share. The options will vest monthly over four years from the grant date, however, vesting will accelerate and all unvested options will vest on the July 25, 2009 provided Varsity Group Inc. meets certain operating financial targets for fiscal year 2008 as approved by the Board of Directors.

On July 25, 2007 Varsity Group Inc. entered into a sub-sublease for its entire headquarters facility located at 1300 19th Street, NW, Washington D.C. for the entire remaining term of its existing sublease. Under the terms of the lease, the sub lessee is obligated to pay the Company monthly base rent of approximately $49,000 in the first year of the lease, with rents escalating thereafter.

On August 1, 2007 Varsity Group Inc. entered into a sublease for its new headquarters facility located at 2677 Prosperity Avenue, Fairfax, Virginia. Under the terms of the lease, the Company is obligated to pay monthly base rent of approximately $25,800 in the first year of the lease, with rents escalating thereafter.

On August 9, 2007 the Company. amended an existing Services and Management Agreement with SchoolOne.com LLC (“SchoolOne”) under which SchoolOne develops all of the Company’s new technology and provides services and support for all the Company’s processes and systems. Under the terms of the amendment, the term of the agreement is extended through December 31, 2007 and for the six-month period July 1, 2007 through December 31, 2007 Varsity Group Inc. is obligated to pay SchoolOne $1.2 million.

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

The following discussion provides additional information to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview. This section provides a general description of our business, economic and industry-wide factors relevant to us and material opportunities, challenges and risks in our business.

•	Critical Accounting Policies. This section discusses those accounting policies that contain uncertainties and require significant judgment in their application.

•	Results of Operations. This section provides an analysis of our results of operations for all periods presented in the accompanying consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of our sources and uses of cash, capital expenditures and the amount of financial capacity available to fund our future commitments.

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

In May 2005, as part of our strategy to expand the number of services and products we offer our customers, we acquired Campus Outfitters. Through the Campus Outfitters brand, Varsity Group owns and operates eight retail locations serving private K-12 school communities as their official school uniform provider. Parents and students are also able to purchase uniforms and related items via on-campus sales events which are held at eligible schools as well as online through customized virtual stores which are created on www.campusoutfitters.com for each partner school containing all required uniform components. We believe with the Campus Outfitters acquisition, we now have the opportunity to begin cross-selling our textbook and uniform model between our combined network of existing customers.

Beginning in the second quarter of 2006, we moved aggressively to launch service offerings outside our core book and uniform offerings. Significant costs were incurred in this effort. In November 2006, due to the financial impact of cost increases together with limited new revenue generation from non-book/uniform service offerings, efforts to launch service offerings outside the book and uniform areas were terminated or suspended. Significant cost reductions have been implemented, and our current strategy includes only the book, uniform and school supplies businesses. Our August 2006 partnership with Office Depot enables us to provide School Supplies solutions to parents and students and Office Supplies solutions to schools.

During our second quarter of fiscal 2007, we again focused on increasing our used textbook inventory through our on-campus textbook buyback program. Through these buyback events, we provide our partner school parents and students the option of selling back to us at the end of the current school year textbooks that our partner schools are adopting for use during the approaching school year. This increases the overall number of used textbooks available to our partner schools throughout the school year, lowers the total cost of textbook ownership for parents and students and provides customers more purchasing options. During fiscal 2006, used book unit sales increased 20% as compared to fiscal 2005 and used books were approximately 16% of our textbook sales for fiscal 2006. Used book unit sales have increased 25% for the six months ended June 30, 2007 compared to the prior year period.

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

We believe the following are the critical accounting policies which affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•	Revenue Recognition;
•	Deferred Income Taxes;
•	Stock-Based Compensation Plans;
•	Valuation of Inventories;
•	Business Acquisition and Valuation and Impairment Review of Long-Lived Assets

A complete discussion of these policies is contained in our Form 10-K filed with the Securities and Exchange Commission for the period ending December 31, 2006. There were no significant changes to the critical accounting policies discussed in the Company’s 10-K filed for December 31, 2006, except for the adoption of FIN 48 which is discussed in Note 1 to the consolidated financial statements.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three and six months ended June 30, 2007 and June 30, 2006, expressed as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales:
Textbooks	45.8%	35.3%	55.9%	51.7%
Uniforms	49.1%	55.7%	36.3%	38.6%
Solutions	—	4.7%	—	2.2%
Shipping	5.1%	4.3%	7.8%	7.5%

Total net sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Cost of textbooks	20.0%	20.2%	32.5%	36.1%
Cost of uniforms	29.9%	26.0%	20.2%	17.6%
Cost of solutions	—	1.9%	—	0.9%
Cost of shipping	6.5%	6.7%	10.3%	9.1%
Sales and marketing	136.7%	118.6%	104.5%	85.2%
General and administrative	135.0%	132.6%	111.6%	98.1%
Amortization of acquired intangibles	—	3.0%	—	2.3%

Total operating expenses	328.1%	308.8%	279.1%	249.2%

Loss from operations	(228.1)%	(208.8)%	(179.1)%	(149.2)%
Other income, net	(2.8)%	5.1%	(2.5)%	5.2%

Loss before income taxes	(230.9)%	(203.7)%	(181.6)%	(144.0)%
Income tax (expense) benefit	(0.9)%	81.2%	(0.5)%	58.9%

Net loss	(231.8)%	(122.6)%	(182.1)%	(85.1)%

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

Net Sales:

Net sales decreased 25.4%, or $0.5 million, to $1.5 million, and decreased 19.2%, or $0.8 million, to $3.4 million for the three and six-month periods ended June 30, 2007, respectively, compared to the same periods in 2006.

Although the total number of textbooks sold online during the six month period ended June 30, 2007 increased by 6%, textbook revenue decreased by approximately $0.3 million for the six month period ended June 30, 2007. This resulted from a sales allowance adjustment related to 2006 revenue of $0.2 million along with an increase in the number of used textbooks sold during first two quarters of 2007 compared to the prior year period.

Uniform revenue decreased 34.5% and 24.1%, or $0.4 million for the three and six-month periods ended June 30, 2007 compared to the same periods in 2006. This resulted from a comparable decline in the number of schools and customers served for 2007.

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

Operating Expenses:

Cost of Textbooks - Cost of textbooks consists of the cost of textbooks and related education material sold to customers. Cost of textbooks decreased 26.1%, or approximately $0.1 million, to approximately $0.3 million, and decreased 27.3%, or approximately $0.4 million, to approximately $1.1 million for the three and six months ended June 30, 2007, respectively. Expressed as a percentage of related revenue, cost of textbooks was 43.6% and 57.2% for the three months ended June 30, 2007 and 2006, respectively, and 58.2% and 69.9% for the six months ended June 30, 2007 and 2006, respectively. This decrease in the three and six month periods ended June 30, 2007 was attributable to a 23% and 25% increase in online sales of used books during the three and six months ended June 30, 2007, respectively, as compared to the prior year periods, and an overall shift in textbook revenue mix during a seasonally insignificant fiscal period from a revenue perspective. We expect that textbook costs for the full fiscal year will be consistent with, or lower than, historical levels. Cost of textbooks varies with textbook revenue and we expect these costs to increase in absolute dollars as our customer base and number of partner schools served expands. Please see “Forward-Looking Statements.”

Cost of Uniforms - Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms decreased approximately $0.1 million, or 14.4%, to approximately $0.4 million, and decreased approximately $0.1 million, or 7.1%, to approximately $0.7 million for the three and six months ended June 30, 2007, respectively. Expressed as a percentage of related revenue, cost of uniforms was 60.9% and 46.6% for the three months ended June 30, 2007 and 2006, respectively, and 55.7% and 45.5% for the six months ended June 30, 2007 and 2006, respectively. The decrease in margins in the three and six-month periods ended June 30, 2007 was largely attributable to year over year price increases in product, which were not passed on to our customers. Margins for the three-month period ended June 30, 2007 was also negatively impacted by approximately 5% to 7% due to an increase in uniforms sold at wholesale prices. Cost of uniforms varies with uniform revenue and we expect these costs to increase in absolute dollars as our customer base expands. Please see “Forward-Looking Statements.”

Cost of Shipping. Cost of shipping consists of outbound shipping to our customers. Cost of shipping decreased $36,000, or 27.7%, to $94,000, and decreased approximately $35,000, or 9.1%, to approximately $0.3 million for the three and six months ended June 30, 2007, respectively. Expressed as a percentage of related revenue, cost of shipping was 128.77% and 156.63% for the three months ended June 30, 2007 and 2006, respectively, and 132.1% and 121.3% for the six months ended June 30, 2007 and 2006, respectively.

Sales and Marketing. Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our eduPartners schools, expenses associated with our Campus Outfitters retail locations and road shows, seasonal overhead associated with performing inventory purchases at eduPartner schools, and payroll and related expenses for personnel engaged in sales and marketing, account management, eduPartners operations and Campus Outfitters operations. Sales and marketing expense decreased approximately 13.8%, or $0.3 million, and remained flat for the three and six months ended June 30, 2007, respectively compared to the same period in 2006. The following table sets forth sales and marketing expense for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Variable sales and marketing expense	$201	$279	$389	$443
Percentage of total revenue	13.8%	14.3%	11.5%	10.6%
Other sales and marketing expense	$1,786	$2,034	$3,131	$3,111
Percentage of total revenue	122.8%	104.3%	92.9%	74.6%

Sales and marketing expense, as reported	$1,987	$2,313	$3,520	$3,554

Percentage of total revenue	136.7%	118.6%	104.5%	85.2%

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

Other sales and marketing expense consists of primarily payroll and related expenses for personnel engaged in sales and marketing, account management, textbook, uniform and solutions operations, travel expense, expenses associated with our Campus Outfitters retail locations and road shows and seasonal overhead associated with performing inventory purchases at textbook program schools. Other sales and marketing expense decreased 12.2%, or approximately $0.2 million, to approximately $1.8 million, and remained flat for the three and six months ended June 30, 2007, respectively. The decrease in the three months ended June 30, 2007 was largely attributable to the termination or suspension of all non-textbook / uniforms / school supply service offerings in our fourth quarter of fiscal 2006. Please see “Forward-Looking Statements.”

General and administrative. General and administrative expense consists of payroll and related expenses for executive, administrative, and our development and systems personnel, facilities expenses, costs associated with our agreement with SchoolOne which is developing our new technology and providing services and support for our processes and systems, costs associated with the upgrade and maintenance of our website, outside consultant and professional services expenses, travel, and other general corporate expenses. General and administrative expense, reported net of $0.2 million and $0.5 million of costs capitalized for software developed or purchased for internal use during the three months ended June 30, 2007 and 2006, respectively, decreased 21.3% or approximately $0.5 million, to approximately $2.0 million. General and administrative expense, reported net of $0.4 million and $1.1 million of costs capitalized for software developed or purchased for internal use during the six months ended June 30, 2007 and 2006, respectively, decreased 5% or approximately $0.2 million, to approximately $3.8 million for the six months ended June 30, 2007. These decreases were primarily attributable to the termination or suspension of all non-textbook / uniforms / school supply service offerings in our fourth quarter of fiscal 2006. Please see “Forward-Looking Statements.”

We are capitalizing development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Please see “Forward-Looking Statements.”

Amortization of Acquired Intangibles.

Our acquisitions of Campus Outfitters in May 2005 and IQ Digital in May 2006 were accounted for under the purchase method of accounting. As a result, we recorded intangible assets at their applicable fair values of the net tangible assets acquired. Amortization of acquired intangibles was approximately $58,000 and $97,000 during the three and six-months ended June 30, 2006, respectively. During our fourth quarter 2006, we recorded impairment charges against all of our acquired intangibles except for the IQ Digital trademark. As a result, future amortization for acquired intangibles is immaterial. Please see “Forward-Looking Statements.”

Other (expense) income, net

Other (expense) income, net consists primarily of interest income on our cash and cash equivalents and investments, and interest expense related to our outstanding margin loan and line of credit. Other expense was approximately $42,000 and $0.1 million for the three and six months ended June 30, 2007, respectively, compared to other income of $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively. The decrease was due to lower average invested cash and increasing borrowings under the revolving line of credit during the three and six months ended June 30, 2007 as compared to the prior year period and a recognized loss of approximately $41,000 due to the sale of a long-term security before its maturity date.

Income Taxes

During the three months and six months ended June 30, 2006, the Company recorded income tax benefits of $1.6 million and $2.5 million, respectively. In the third quarter of 2006, we determined that deferred tax assets would not be realized and we ceased recording income tax benefits. For the three months and six months ended June 30, 2007, no income tax benefits were recorded.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no related interest or penalties recognized during the three months and six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $2.1 million of cash, cash equivalents, and restricted cash and our net working capital was approximately $4.8 million compared to approximately $2.6 million of cash, cash equivalents and short-term investments and net working capital of approximately $6.5 million at December 31, 2006. As of June 30, 2007, we did not have any cash invested in long-term investments compared to approximately $3.9 million at December 31, 2006. The decrease in cash, cash equivalents, restricted cash and short-term investments during the six months ended June 30, 2007 was primarily attributable to cash payments for our school partner incentive accruals and cash used to fund operating losses. This decrease was partially offset by the collection of certain receivables due from B&T.

As of June 30, 2007, our principal commitments consisted of borrowings under our line of credit agreement with Bank of America, obligations outstanding under operating leases, our service agreement with SchoolOne, and accounts payable. Beginning in the second quarter of 2006, we moved aggressively to launch service offerings outside our core book and uniform offerings. Significant costs and cash expenditures were incurred in this effort. In November 2006, due to the financial impact of cost increases together with limited new revenue generation from non-book/uniform service offerings, efforts to launch service offerings outside the book and uniform areas were terminated or suspended. Significant cost reductions have been implemented, and our current strategy includes only the book, uniform and school supplies businesses. As a result, we anticipate a reduction in cash used in operating activities in fiscal 2007. However, the seasonal nature of our business requires that we manage our liquidity carefully in advance of the fall selling season. Please see “Forward-Looking Statements.”

Net cash used in operating activities was approximately $5.2 million for the six months ended June 30, 2007 compared to net cash used in operating activities of approximately $2.8 million for the six months ended June 30, 2006. The change was primarily due to an increased net loss in the six months ended June 30, 2007 and a smaller decrease in other current assets related to year-end rebates we had with B&T compared to the prior year period, as well as an increase in accrued expenses, offset by a decrease in cash expended for inventory.

Investing activities consist of acquisitions of businesses, capitalization of software developed for internal use, purchases of property, plant and equipment, purchases of software, purchases and sales of short-term and long-term investments, and proceeds from sales of property plant and equipment. Net cash provided by investing activities was approximately $4.0 million for the six months ended June 30, 2007 compared to net cash used in investing activities of approximately $40,000 for the six months ended June 30, 2006. During the six months ended June 30, 2007 we had sales of short-term and long-term investments of approximately $4.4 million, which we used to payoff our margin loan outstanding as of December 31, 2006, compared to net sales of short-term and long-term investments of $3.4 million during the comparable reporting period. Total purchases of property, equipment and software, including capitalization of software, was approximately $0.4 million during the six months ended June 30, 2007, a decrease of approximately $1.6 million over the comparable period in 2006. During fiscal 2006, we made significant investments in our people, processes and systems to accelerate the growth of our business. As a result, we expect our total fiscal 2007 expenditures for property, equipment and software, including capitalization of software, to be significantly lower in fiscal 2007. Also during the six months ended June 30, 2007, we received cash proceeds of approximately $0.1 million resulting from sales of fixed assets no longer in service due to the closure of our IQ Digital Studios office in Akron, Ohio.

Net cash provided by financing activities was approximately $0.8 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of approximately $0.7 for the six months ended June 30, 2006. During the six months ended June 30, 2007, we made a full payment of approximately $4.2 million against our margin loan outstanding as of December 31, 2006. This was offset by actual cash borrowings of approximately $4.7 million under our line of credit agreement with Bank of America as well as prospective cash borrowings of approximately $0.2 million to cover outstanding checks at June 30, 2007.

The following table provides an overview or our aggregate contractual obligations as of June 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows for the remainder of fiscal 2007 and in future periods are as follows (in thousands):

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Capital lease obligations & other	$4	$2	$—	$—	$—	$—	$6
Line of credit obligations	$—	$4,734	$—	$—	$—	$—	$4,734
SchoolOne (1)	$1,179	$—	$—	$—	$—	$—	$1,179
Operating lease obligations	$775	$1,370	$1,213	$802	$398	$738	$5,296

Total	$1,958	$6,106	$1,213	$802	$398	$738	$11,215

(1)	Second amended agreement signed in August 2007 for services from July 2007 through December 2007.

As of the date of this filing, we currently lease approximately 92,000 square feet pursuant to leases that are month-to-month or are scheduled to expire between August 2007 and May 2015.

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

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments and for our balances outstanding under our line of credit agreement with BOA.

Interest Rate Risk. Our cash equivalents, restricted cash, short-term and long-term investments, and our balances outstanding under our line of credit agreement with BOA are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of instruments with high credit quality and relatively short average maturities. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents, short-term and long-term investments subject to interest rate risk was $2.0 million and $6.4 million at June 30, 2007 and December 31, 2006, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank and are not included in the amounts above.

The weighted average yield on interest-bearing investments held as of June 30, 2007 was approximately 4.4% per annum. A 100 basis point increase in the 30-day LIBOR rate would have increased our annual interest expense by approximately $0.1 million.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the date of such evaluation, our Chief Executive Officer/Chief Financial Officer and Chief Accounting Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective with the exception of the material weakness that management identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (see below).

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

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No such changes occurred during our last fiscal quarter.

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

On June 14, 2007, we held our 2007 Annual Meeting of Stockholders. At the meeting, our stockholders voted on the following:

•

The election of two directors: John Kernan (with 13,325,276 affirmative votes, 0 votes against and 1,026,240 votes withheld) and Allen Morgan (with 13,334,951 affirmative votes, 0 votes against and 1,016,565 votes withheld) both with terms expiring in 2010.

Item 5:	Other Information

Not Applicable

Item 6:	Exhibits

(a)	Exhibits

31.1 Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company’s Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Company’s Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007

Varsity Group Inc.

By:	/s/ JAMES CRAIG
James Craig
Chief Executive Officer

Varsity Group Inc.

By:	/s/ JOHN GRIFFIN
John Griffin
Chief Accounting Officer