Form 10-Q
period 2007-09-30
VARSITY GROUP INC
filed 2007-11-14
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-28977

VARSITY GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1876848
(State of Incorporation)	IRS Employer (Identification Number)

2677 Prosperity Ave, Suite 250 Fairfax, VA	22031
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 667-3400

(Formerly of 1300 19th Street, NW 8th Floor, Washington D.C.)

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

As of November 8, 2007, the registrant had 18,960,655 shares of common stock outstanding.

VARSITY GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2007

PART I.

FINANCIAL INFORMATION

Item 1:	Financial Statements

VARSITY GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$70	$436
Restricted cash	2,050	—
Short-term investments	—	2,498
Accounts receivable, net of allowance for doubtful accounts of $270 at September 30, 2007 and $203 at December 31, 2006, respectively	3,243	1,673
Inventory	8,550	8,636
Other	3,451	2,532

Total current assets	17,364	15,775
Property, plant and equipment, net of depreciation	697	1,156
Software developed for internal use, net of amortization	2,326	2,090
Intangible assets, net of amortization	5	8
Goodwill	511	511
Long-term investments	—	3,949
Other assets	209	159

Total assets	$21,112	$23,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,329	$2,384
Line of credit	2,172	—
Margin loan	—	4,205
Other accrued expenses and other current liabilities	2,209	2,654
Taxes payable	480	56

Total current liabilities	9,190	9,299
Long-term liabilities:
Other non-current liabilities	190	157

Total liabilities	9,380	9,456

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 20,176 and 19,575 shares issued and 18,961 and 18,360 shares outstanding at September 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	91,171	90,721
Accumulated unrealized loss on securities	—	(2)
Accumulated deficit	(77,708)	(74,796)
Treasury stock, $.0001 par value, 1,215 shares at September 30, 2007 and December 31, 2006, respectively	(1,733)	(1,733)

Total stockholders’ equity	11,732	14,192

Total liabilities and stockholders’ equity	$21,112	$23,648

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales:
Textbooks	$32,377	$38,564	$34,261	$40,721
Uniforms	3,825	5,131	5,048	6,740
Solutions	—	126	—	217
Shipping	2,856	3,344	3,119	3,659

Total net sales	39,058	47,165	42,428	51,337

Operating expenses:
Cost of textbooks	21,730	25,998	22,827	27,506
Cost of uniforms	2,015	3,004	2,696	3,736
Cost of solutions	—	68	—	104
Cost of shipping	2,888	3,294	3,235	3,675
Sales and marketing	6,517	9,064	10,035	12,617
General and administrative	2,602	3,282	6,362	7,373
Amortization of acquired intangibles	—	66	—	163

Total operating expenses	35,752	44,776	45,155	55,174

Income (loss) from operations	3,306	2,389	(2,727)	(3,837)

Other (expense) income, net:
Interest (expense) income, net	(34)	48	(80)	265
Other (expense), net	(51)	(8)	(90)	(7)

Other (expense), income, net	(85)	40	(170)	258

Income (loss) before income taxes	3,221	2,429	(2,897)	(3,579)
Income tax expense	(1)	(18,031)	(16)	(15,574)

Net income (loss)	$3,220	$(15,602)	$(2,913)	$(19,153)

Net income (loss) per share:
Basic	$0.17	$(0.86)	$(0.16)	$(1.09)

Diluted	$0.17	$(0.86)	$(0.16)	$(1.09)

Weighted average shares:
Basic	18,961	18,254	18,682	17,646

Diluted	19,001	18,254	18,682	17,646

See accompanying notes to condensed consolidated financial statements.

VARSITY GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,913)	$(19,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	887	934
Provision for bad debt	(132)	39
Deferred income tax expense	—	15,524
Non-cash stock compensation	327	379
Changes in operating assets and liabilities:
Accounts receivable	(1,438)	(2,230)
Inventory	86	(8,506)
Other current and non-current assets	(927)	4,672
Accounts payable	1,945	4,069
Other accrued expenses and other current liabilities	(436)	2,028
Taxes payable	424	934

Net cash used in operating activities	(2,177)	(1,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions and intangible asset	—	(1,327)
Purchases of property, equipment and software developed for internal use	(719)	(2,481)
Proceeds from sales of equipment	92	—
Increase in restricted cash	(2,050)	—
Sales of investments	6,406	3,350

Net cash provided by (used in) investing activities	3,729	(458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for capital lease obligations	(9)	(15)
Net borrowings under line of credit	2,172	—
Payments against margin loan	(4,205)	—
Proceeds from exercise of employee stock options	124	745

Net cash (used in) provided by financing activities	(1,918)	730

Net decrease in cash and cash equivalents	(366)	(1,038)
Cash and cash equivalents at beginning of period	436	2,733

Cash and cash equivalents at end of period	$70	$1,695

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35	$155
Cash paid for interest	$149	$40

Non-cash investing and financing activities
Reduction in goodwill recorded in the acquisition of Campus Outfitters	$—	$23
Acquisition of capital leased equipment	$36	$—

Acquisitions of IQ Digital (May 2006)
Fair value fixed assets and other assets acquired	$—	$(444)
Identified intangible assets	—	(136)
Goodwill	—	(706)
Fair value of liabilities assumed	—	34

Cash expended for acquisitions	—	(1,252)

Cash paid against acquisition accruals and adjustments to goodwill	—	(50)

Total cash paid for acquisitions	$—	$(1,302)

See accompanying notes to condensed consolidated financial statements

VARSITY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Operations

Varsity Group Inc. (the “Company”) was incorporated on December 16, 1997 and launched its website, www.varsitybooks.com, in August 1998, at which time the Company began generating revenues. Varsity Group is an outsourcing solutions provider for the education community. Varsity Group offers schools a comprehensive eCommerce solution for their textbook procurement operations and is a provider of uniform apparel needs for schools and businesses with physical retail locations in Indiana, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio and Texas.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement will have, if any, on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement will have, if any, on its condensed consolidated financial statements.

Note 3: Stock-Based Compensation

1998 Stock Plan

On October 2, 1998, the Company adopted the 1998 Stock Plan, which was amended and restated in fiscal year 2000 and further amended in 2003, and under which incentive stock options, non-qualified stock options, restricted stock or stock rights, or any combination thereof may be granted to the Company’s employees and directors. There presently are 9.1 million shares authorized under the 1998 Stock Plan, subject to increase annually on the date of our annual meeting of stockholders by (i) three percent of the Company’s outstanding common stock on such date, (ii) 750,000 shares, or (iii) such lesser amount as the Company’s Board may determine. The Company has reserved an additional 1.0 million shares of its common stock for future option grants. The Compensation Committee of the Board of Directors administers the Plan and determines the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options are exercisable at prices established at the date of grant and have a term of ten years and vesting periods between one and 60 months. Vested options held at the date of termination may be exercised within three months. Shares issued under the plan upon option exercise or granting of restricted stock are generally issued from authorized but previously unissued shares. The Board of Directors may terminate the Plan at anytime.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. The Company previously applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS 123. The adoption of SFAS 123R resulted in stock-based compensation expense of approximately $135,000 and $327,000 for the three and nine months ended September 30, 2007, respectively, and $182,000 and $379,000 for the three and nine months ended September 30, 2006, respectively. This stock-based compensation expense negatively impacted basic and diluted earnings per share by approximately $0.01 per share for the three months ended September 30, 2007 and 2006, respectively, and by approximately $0.02 per share for the nine months ended September 30, 2007 and 2006, respectively.

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $0.76, compared to $2.34 for the nine months ended September 30, 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The following weighted-average assumptions were used for grants during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	62.95%	—	62.95%	51.14%
Risk-free rate	4.85%	—	4.85%	4.86%
Expected term	6.3 years	—	6.3 years	6.18 years
Dividend yield	0.0%	—	0.0%	0.0%

The Company’s computation of expected volatility for grants during the three and nine months ended September 30, 2007 was based on the historical volatility of the Company’s stock. The Company’s computation of expected term for grants during the three and nine months ended September 30, 2007, is estimated based on the “simplified method” provided by Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company currently recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

A summary of activity of all options is as follows (in thousands, except per share data and contractual term):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,513	4.73	7.00	$392
Granted	1,235	1.20
Exercised	(98)	1.27
Forfeited	(429)	4.84

Outstanding, September 30, 2007	4,221	3.77	7.22	$43

Exercisable, September 30, 2007	2,571	5.08	5.72	$43

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on the last day of the period. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The closing price per share of the Company’s common stock on September 30, 2007 was $1.08. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was approximately $0.1 million. The intrinsic value is calculated as the difference between the market value as of the date of exercise and the exercise price of the shares.

As of September 30, 2007, unrecognized stock-based compensation expense related to stock options of approximately $1.6 million is expected to be recognized over a weighted-average period of 3.83 years.

Because of the Company’s net operating losses, the Company did not realize any tax benefits from the tax deductions from share-based payment arrangements during the nine months ended September 30, 2007.

Restricted Stock

As of September 30, 2007, there were no shares of restricted stock outstanding.

Note 4: Net Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method. The effect of stock options for the nine month period ended September 30, 2007 and for the three and nine month periods ended September 30, 2006 were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$3,220	$(15,602)	$(2,913)	$(19,153)

Denominator:
Denominator for basic income per share
Weighted average shares outstanding	18,961	18,254	18,682	17,646
Employee stock options and other	40	—	—	—

Denominator for diluted income per share
Adjusted weighted average shares, assuming exercise of common equivalent shares	19,001	18,254	18,682	17,646

Net income (loss) per share
Basic	$0.17	$(0.86)	$(0.16)	$(1.09)
Diluted	$0.17	$(0.86)	$(0.16)	$(1.09)

Note 5: Other Comprehensive Loss

Other comprehensive loss relates to unrealized losses on short-term and long-term investments. The following table sets forth the comprehensive loss for the three and nine months ended September 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss) as reported	$3,220	$(15,602)	$(2,913)	$(19,153)
Unrealized gain on investments, net of reclassification adjustment	—	53	2	37

Total comprehensive income (loss)	$3,220	$(15,549)	$(2,911)	$(19,116)

Note 6: Other Current Assets

The following is a summary of other current assets as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Rebates due from B&T, net	$3,040	$1,357
Returns in transit	—	605
Other	411	570

	$3,451	$2,532

•	Amounts due from B&T result from Company owned textbooks that B&T has returned to publishers for credit net of amounts payable that the Company owes to B&T;

•

Returns-in-transit consists of new textbooks that the Company returned to publishers for credit during the fourth quarter of fiscal 2006 that had not yet been processed by the publishers as of December 31, 2006; and

•	Other consists of prepaids and other assets.

Note 7: Intangible Assets and Goodwill

There were no changes in the amount of carrying value of goodwill in the nine months ended September 30, 2007. Amortization expense related to the Company’s acquired intangible assets was $1,000 and $2,500 during the three and nine months ended September 30, 2007, respectively, compared to $66,000 and $163,000 during the three and nine months ended September 30, 2006, respectively. Amortization expense for the three and nine months ended September 30, 2007, is reported as part of general and administrative expense.

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

The Company files a U.S. federal income tax return and returns in various state jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for the tax years 2003 to 2006. The Company is subject to certain state tax examinations for the tax years 2002 to 2006 for those states with longer statutes of limitation than the Federal three-year statute. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

During the three months and nine months ended September 30, 2006, the Company recorded income tax benefits of $18.0 million and $15.5 million, respectively. In the third quarter of 2006, we determined that deferred tax assets would not be realized and we ceased recording income tax benefits. For the three months and nine months ended September 30, 2007, all income tax benefits were fully reserved.

Note 10: Inventories

Inventories, consisting of products available for sale, are valued at the lower of cost or market value and are accounted for principally using the FIFO method. The Company’s inventory balance as of September 30, 2007 and December 31, 2006 consists of (in thousands):

Inventory	September 30, 2007	December 31, 2006
New textbooks	$3,538	$3,739
Used textbooks	1,530	1,724
Uniforms and apparel	3,482	3,173

	$8,550	$8,636

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

Note 11: Business Segments

The Company’s operations are aggregated into two reportable business segments: textbook trade and uniform trade.

The business segments reported below are the segments of the Company for which discrete financial information was available and for which the Company’s chief operating decision maker evaluated gross margins in its first, second and third quarters of fiscal 2007 and 2006 (amounts in thousands):

	Three months ended September 30,
	Textbooks		Uniforms		Corporate		Total
	2007	2006	2007	2006	2007	2006	2007	2006
Sales	$32,377	$38,564	$3,825	$5,131	$—	$126	$36,202	$43,821
Product gross margin	$10,647	$12,566	$1,810	$2,127	$—	$58	$12,457	$14,751

Shipping revenue	$2,838	$3,305	$18	$39	$—	$—	$2,856	$3,344
Shipping gross margin	$50	$220	$(82)	$(170)	$—	$—	$(31)	$50

Total sales	$35,215	$41,869	$3,843	$5,170	$—	$126	$39,058	$47,165
Blended gross margin	$10,697	$12,786	$1,728	$1,957	$—	$58	$12,425	$14,801

Goodwill	$511	$511	$—	$1,893	$—	$706	$511	$3,110
Total assets	$13,251	$16,585	$5,656	$6,932	$2,444	$10,263	$21,112	$33,780

	Nine months ended September 30,
	Textbooks		Uniforms		Corporate		Total
	2007	2006	2007	2006	2007	2006	2007	2006
Sales	$34,261	$40,720	$5,048	$6,740	$—	$217	$39,309	$47,678
Product gross margin	$11,434	$13,214	$2,352	$3,004	$—	$113	$13,786	$16,332

Shipping revenue	$3,089	$3,610	$30	$49	$—	$—	$3,119	$3,659
Shipping gross margin	$(5)	$208	$(111)	$(224)	$—	$—	$(116)	$(16)

Total sales	$37,350	$44,330	$5,078	$6,789	$—	$217	$42,428	$51,337
Blended gross margin	$11,429	$13,423	$2,241	$2,780	$—	$113	$13,670	$16,316

Goodwill	$511	$511	$—	$1,893	$—	$706	$511	$3,110
Total assets	$13,251	$16,585	$5,656	$6,932	$2,444	$10,264	$21,112	$33,780

Note 12: Related Party Transaction

Connected with the acquisition of Campus Outfitters, the Company assumed the lease to the Campus Outfitters 16,800 square foot corporate headquarters building in College Park, MD which was owned by 5112 Berwyn LLC, a Maryland limited liability company whose controlling shareholders are Adam Hanin, the founder of Campus Outfitters and Executive Vice President of Sales of the Company until June 15, 2006. Under terms of the lease, the Company is obligated to pay 5112 Berwyn LLC $18,000 a month through May 2015. In July 2006, 5112 Berwyn LLC sold the Campus Outfitters headquarters building to an unrelated party. The Company’s total related party payments in fiscal 2006 until the time of sale was $126,000.

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

Interest on outstanding balances is calculated and paid monthly in arrears based on the 30 day LIBOR rate then in effect plus 2.25%. The interest rate at September 30, 2007 was 7.53%. A daily commitment fee of 0.25% per annum is paid monthly in arrears on the unused portion of the facility.

Borrowing ceiling levels are established monthly by establishing a Borrowing Base calculated as the sum of the following percentages of asset groupings: 100% of eligible restricted cash investments; 80% of eligible commercial accounts receivable; 50% of the eligible value of new book inventory; 25% of the eligible value of used book inventory and 50% of the eligible value of apparel inventory. The Borrowing Base on September 30, 2007 exceeded the borrowing ceiling therefore the borrowing ceiling on September 30, 2007 was limited to the maximum $5 million. As of September 30, 2007, the amount of borrowings under the facility, including $587,000 in outstanding checks not included in the Company’s cash balance, was $2,172,000, with $2,828,000 remaining available to borrow.

A $2.0 million restricted cash investment is required to be maintained at all times with BOA as the investment collateral portion of the borrowing base. The facility is secured by substantially all of the Company’s assets. The agreement terminates on April 30, 2008.

The agreement is subject to various restrictive covenants, which include restrictions on the use of loan proceeds, the sale or transfer of assets, incurring additional indebtedness, acquisitions of assets and other business, investments of assets, loans made by us, repurchases of Company securities and change of control. The agreement is subject to our compliance with a minimum tangible net worth covenant. At September 30, 2007, we were not in compliance with the minimum tangible net worth covenant. We have requested a waiver of non-compliance with this covenant from BOA. We cannot assure you that the waiver will be received or that BOA will not place material conditions on it.

Note 14: Subsequent Events

On October 3, 2007, the Company received the approval of the Nasdaq Listing Staff to transfer the listing of its shares from the Nasdaq Global Market to the Nasdaq Capital Market, effective with the market opening of business on October 5, 2007. As mentioned in a press release dated August 24, 2007, the Company was notified by Nasdaq that it did not comply with the minimum of $10,000,000 stockholders’ equity requirement for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3). As of June 30, 2007, the Company’s stockholders’ equity was $8,378,000. Since the Company meets all the listing requirements of the Nasdaq Capital Market, it opted to transfer to that market.

On November 9, 2007, the Company requested a waiver from BOA for its non-compliance with the minimum tangible net worth covenant as of September 30, 2007. At time of this filing, the Company has yet to hear back from BOA.

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

Our original sales model focused on building a broad consumer brand, offering promotions and deeply discounted textbook prices to entice college students to visit our website and purchase their textbooks from us. However, during 2000 we began to focus resources on the growth and development of our eduPartners program, whereby we became a provider of new textbooks and learning materials to private middle and high school, college, distance, and continuing education markets. This model represents the overwhelming majority of our textbook business today.

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

During our third quarter of fiscal 2007, we served fewer schools with our textbook solutions than the prior year and total dollar revenue and unit sales for the majority of retained schools declined from the prior year. These factors caused a 16.1% decrease in textbook revenue from the prior year. Fewer schools were served with our textbook solutions primarily due to the loss of a slightly greater number of online books schools than were acquired for 2007 plus the impact of losing the book revenue from schools served with both books and uniforms who dropped the uniform solution (and therefore the book solution as well) as a result of the difficulties in uniform operations during 2006. The decline in total dollar revenue and unit sales for the majority of retained schools was caused primarily by consumers acquiring an increased percentage of books from sources other than us. While we are the endorsed provider of textbooks to the schools we serve, we are not the exclusive source of textbooks for the consumers associated with the schools. We believe the cause of the decline in revenue per school retained from 2006 to 2007 relates to a decline in the customer service experience in 2006 which impacted school satisfaction and consumer loyalty in 2007, our online retail book pricing in 2007 and finally, higher book backorder levels in 2007 than 2006. To address these issues, we replaced our outsource customer service provider for 2007 and thereby experienced improved performance over 2006 and improved school survey responses, which we believe will result in improved school retention rates for 2008. We also intend to more aggressively price our book product in 2008 to discourage online price shopping. We will work closely with Baker & Taylor and our schools to further refine our supply chain elements with the goal in 2008 to reduce out-of-stock situations.

As expected, uniform revenue declined in the third quarter of fiscal 2007 from the prior year mainly due to a decline in the number of schools served. While poor performance in 2006 resulted in significant school losses for 2007, problems encountered in 2006 were largely corrected for 2007. Operational performance and school satisfaction were significantly improved in 2007, which we believe will result in greater levels of account retention and new sales for 2008.

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

A complete discussion of these policies is contained in our Form 10-K filed with the Securities and Exchange Commission for the period ending December 31, 2006. There were no significant changes to the critical accounting policies discussed in the Company’s 10-K filed for December 31, 2006, except for the adoption of FIN 48 which is discussed in Note 1 to the condensed, consolidated financial statements.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three and nine months ended September 30, 2007 and September 30, 2006, expressed as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales:
Textbooks	82.9%	81.7%	80.8%	79.4%
Uniforms	9.8%	10.9%	11.9%	13.1%
Solutions	0.0%	0.3%	0.0%	0.4%
Shipping	7.3%	7.1%	7.3%	7.1%

Total net sales	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Cost of textbooks	55.6%	55.1%	53.8%	53.6%
Cost of uniforms	5.2%	6.4%	6.4%	7.3%
Cost of solutions	0.0%	0.1%	0.0%	0.2%
Cost of shipping	7.4%	7.0%	7.6%	7.2%
Sales and marketing	16.7%	19.2%	23.6%	24.6%
General and administrative	6.6%	7.0%	15.0%	14.3%
Amortization of acquired intangibles	0.0%	0.1%	0.0%	0.3%

Total operating expenses	91.5%	94.9%	106.4%	107.5%

Income (loss) from operations	8.5%	5.1%	(6.4)%	(7.5)%
Other (expense) income, net	(0.3)%	0.1%	(0.4)%	0.5%

Income (loss) before income taxes	8.2%	5.2%	(6.8)%	(7.0)%
Income tax expense	0.0%	(38.2)%	0.0%	(30.3)%

Net income (loss) income	8.2%	(33.0)%	(6.8)%	(37.3)%

Seasonality:

We experience significant seasonality in our results of operations and our peak selling period is the July/August/September back-to-school season. During fiscal 2006 and 2005, approximately 88% and 86% of our revenues, respectively, were recognized in this period. We expect this trend to continue during 2007. While many private middle and high school institutions have an active book-buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Historically, Campus Outfitters has experienced the same seasonality in its results of operations. Consistent with its current concentration of private elementary, middle and high schools, Campus Outfitters peak selling season has been July/August/September back-to-school season. Part of our strategy is to extend our textbook program more deeply into the college and distance learning markets, expand our uniform model to more broadly incorporate branded apparel and identify profitable new products or services to market to our existing customer base. This could result in more balanced revenues throughout the year. However, based upon our current program, product and school mix, we will continue to experience significant fluctuations in quarterly operating results. Please see “Forward-Looking Statements.”

Net Sales:

Net sales decreased 17.2%, or $8.1 million, to $39.1 million, and decreased 17.4%, or $8.9 million, to $42.4 million for the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods in 2006. The decrease during the three and nine-month periods was primarily the result of a decrease in both number of schools served and sales per school for the textbook business and decrease in the number of schools served by the uniform business.

Operating Expenses:

Cost of Textbooks - Cost of textbooks consists of the cost of textbooks and related education materials sold to customers. Cost of textbooks decreased 16.4%, or approximately $4.3 million, to approximately $21.7 million, and decreased 17.0%, or approximately $4.7 million, to approximately $22.8 million, for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This decrease in absolute dollars was attributable to our decreased sales volume. Expressed as a percentage of related revenue, cost of textbooks was 67.2% and 67.5% for the three months ended September 30, 2007 and 2006, respectively, and 66.6% and 67.8% for the nine months ended September 30, 2007 and 2006, respectively. The improved margins in the three and nine months ended September 30, 2007 were the result of improvements in product sourcing and inventory management, and an increase in the sale of used textbooks in proportion to new textbooks over the prior year period. Improved margins were partially offset by approximately $0.5 million in benefits provided by Baker and Taylor resulting from prompt payment discounts we could not fully take advantage of due to lower cash balances over the prior year period and lower volume discounts due to lower sales as compared to the prior year periods. Cost of textbooks varies with textbook revenue and we expect these costs to increase in absolute dollars as our customer base and number of partner schools served expands. Please see “Forward-Looking Statements.”

The following table sets forth online textbook sales for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total online unit sales:
New textbooks sold	893	1,002	941	1,047
Used textbooks sold	107	104	116	110

Total textbooks sold	1,000	1,106	1,057	1,157

Cost of Uniforms - Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms decreased approximately $1.0 million, or 32.9%, to approximately $2.0 million, and decreased approximately $1.0 million, or 27.8%, to approximately $2.7 million for the three and nine months ended September 30, 2007, respectively. Expressed as a percentage of related revenue, cost of uniforms was 52.7% and 58.5% for the three months ended September 30, 2007 and 2006, respectively, and 53.4% and 55.4% for the nine months ended September 30, 2007 and 2006, respectively.

The improved margins in the three and nine month periods ended September 30, 2007 were largely attributable to decreased sales volume and integration issues related to the acquisition of Campus Outfitters in fiscal 2006 that did not recur in fiscal 2007. Before our acquisition of Campus Outfitters in May 2005, Campus had been privately owned and operated. In order to accommodate the Campus acquisition, we began in fiscal 2006 upgrading virtually all aspects of its transaction processing systems, including order management, cash and credit card processing, purchasing, inventory management and shipping. While many of the systems were upgraded in time, we did experience delays in fiscal 2006 in the release of our new order management and inventory management software systems, which contributed to operational difficulties and caused increased cost of uniforms during our quarter ended September 30, 2006. These difficulties were largely overcome for fiscal 2007, contributing to a reduced cost of uniforms and apparel sold to customers in 2007.

Cost of uniforms varies with uniform revenue and we expect these costs to increase in absolute dollars as our customer base expands. Please see “Forward-Looking Statements.”

Cost of Shipping. Cost of shipping consists of outbound shipping to our customers. Cost of shipping decreased $0.4 million, or 12.3%, to $2.9 million, and decreased approximately $0.4 million, or 12.0%, to approximately $3.2 million for the three and nine months ended September 30, 2007, respectively. Expressed as a percentage of related revenue, cost of shipping was 101.1% and 98.5% for the three months ended September 30, 2007 and 2006, respectively, and 103.7% and 100.4% for the nine months ended September 30, 2007 and 2006, respectively. This cost decrease was largely attributable to decreased sales volume.

Sales and Marketing:

Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our textbook partner schools, expenses associated with our Campus Outfitters retail locations and road shows, seasonal overhead associated with performing inventory purchases at textbook programs schools, and payroll and related expenses for personnel engaged in sales and marketing, account management, and our textbook, uniform and solutions operations. Sales and marketing expense decreased approximately $2.5 million, or 28.1%, to approximately $6.5 million, and decreased approximately $2.6 million or 20.5%, to approximately $10 million for the three and nine months ended September 30, 2007, respectively.

The following table sets forth sales and marketing expense for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Variable sales and marketing expense	$4,303	$5,296	$4,692	$5,738
Percentage of total revenue	11.0%	11.2%	11.1%	11.2%
Other sales and marketing expense	$2,212	$3,768	$5,343	$6,879
Percentage of total revenue	5.7%	8.0%	12.6%	13.4%

Sales and marketing expense, as reported	$6,515	$9,064	$10,035	$12,617
Percentage of total revenue	16.7%	19.2%	23.7%	24.7%

Variable sales and marketing expense consists of credit card expenses, certain expenses associated with contracting with our textbook and apparel program schools, and sales expenses associated with our agreement with B&T. Variable sales and marketing expense decreased by approximately $1.0 million and $1.1 million, respectively, for the three and nine months ended September 30, 2007 due to the decreased sales volume discussed earlier. We expect that variable sales and marketing expense will increase during our peak selling period in each July/August/September back-to-school season. Please see “Forward-Looking Statements.”

Other sales and marketing expense consists of primarily payroll and related expenses for personnel engaged in sales and marketing, account management, textbook, uniform and solutions operations, travel expense, expenses associated with our Campus Outfitters retail locations and road shows and seasonal overhead associated with performing inventory purchases at textbook program schools. Other sales and marketing expense decreased 39.3%, or approximately $1.5 million, to approximately $2.3 million, and decreased 21.2%, or approximately $1.5 million, to approximately $5.4 million for the three and nine months ended September 30, 2007, respectively. The decrease in the three and nine months ended September 30, 2007 was largely attributable to the termination or suspension of all non-textbook / uniforms / school supply service offerings in our fourth quarter of fiscal 2006. Please see “Forward-Looking Statements.”

General and Administrative:

General and administrative expense consists of payroll and related expenses for executive, administrative, and our development and systems personnel, facilities expenses, costs associated with our agreement with SchoolOne which is developing our new technology and providing services and support for our processes and systems, costs associated with the upgrade and maintenance of our website, outside consultant and professional services expenses, travel, and other general corporate expenses. General and administrative expense, reported net of $0.2 million and $0.3 million of costs capitalized for software developed or purchased for internal use during the three months ended September 30, 2007 and 2006, respectively, decreased 20.7% or approximately $0.7 million, to approximately $2.6 million. General and administrative expense, reported net of $0.7 million and $1.4 million of costs capitalized for software developed or purchased for internal use during the nine months ended September 30, 2007 and 2006, respectively, decreased 14.4% or approximately $1.0 million, to approximately $6.4 million for the nine months ended September 30, 2007. These decreases were primarily attributable to the termination or suspension of all non-textbook / uniforms / school supply service offerings in our fourth quarter of fiscal 2006. Included in the three and nine month periods ended September 30, 2007 were approximately $0.3 million of lease expense related to the sublease of our space in our former headquarters in Washington, D.C., and estimated lease termination expenses of our space in Akron, OH. Please see “Forward-Looking Statements.”

We are capitalizing development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Please see “Forward-Looking Statements.”

Amortization of Acquired Intangibles

Our acquisitions of Campus Outfitters in May 2005 and IQ Digital in May 2006 were accounted for under the purchase method of accounting. As a result, we recorded intangible assets at their applicable fair values of the net tangible assets acquired. Intangible assets are amortized over periods ranging from one to ten years. Amortization of acquired intangibles was approximately $66,000 and $163,000 during the three and nine months ended September 30, 2006. During our fourth quarter 2006, we recorded impairment charges against all of our acquired intangibles except for the IQ Digital trademark. As a result, future amortization for acquired intangibles is immaterial. Please see “Forward-Looking Statements.”

Other (expense) income, net

Other (expense) income, net consists primarily of interest income on our cash and cash equivalents and investments, and interest expense related to our outstanding margin loan and line of credit. Other expense was approximately $(85,000) and $(0.2) million for the three and nine months ended September 30, 2007, respectively, compared to other income of $40,000 and $0.3 million for the three and nine months ended September 30, 2006, respectively. The decrease was due to lower average invested cash and increasing borrowings under the revolving line of credit during the three and nine months ended September 30, 2007 as compared to the prior year periods and a recognized loss of approximately $41,000 during the nine months ended September 30, 2007 due to the sale of a long-term security before its maturity date.

Income Taxes

During the three months and nine months ended September 30, 2006, the Company recorded income tax benefits of $18.0 million and $15.6 million, respectively. In the third quarter of 2006, we determined that deferred tax assets would not be realized and we ceased recording income tax benefits. For the three months and nine months ended September 30, 2007, all income tax benefits were fully reserved.

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

The Company files a U.S. federal income tax return and returns in various state jurisdictions. The Company is subject to U.S. federal tax and state tax examinations for the tax years 2003 to 2006. The Company is subject to certain state tax examinations for the tax years 2002 to 2006 for those states with longer statutes of limitation than the Federal three-year statute. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no related interest or penalties recognized during the three months and nine months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $2.1 million of cash, cash equivalents, and restricted cash and our net working capital was approximately $8.2 million compared to approximately $2.6 million of cash, cash equivalents and short-term investments and net working capital of approximately $6.5 million at December 31, 2006. As of September 30, 2007, we did not have any cash invested in long-term investments compared to approximately $3.9 million at December 31, 2006. The decrease in cash, cash equivalents, restricted cash and short-term investments during the nine months ended September 30, 2007 was primarily attributable to cash payments for our school partner incentive accruals, used textbooks we acquired during our fiscal 2007 buyback campaign and cash used to fund operating losses. This decrease was partially offset by the collection of certain receivables due from B&T.

As of September 30, 2007, our principal commitments consisted of borrowings under our line of credit agreement with Bank of America, obligations outstanding under operating leases, our service agreement with SchoolOne, and accounts payable. Beginning in the second quarter of 2006, we moved aggressively to launch service offerings outside our core book and uniform offerings. Significant costs and cash expenditures were incurred in this effort. In November 2006, due to the financial impact of cost increases together with limited new revenue generation from non-book/uniform service offerings, efforts to launch service offerings outside the book and uniform areas were terminated or suspended. Significant cost reductions have been implemented, and our current strategy includes only the book, uniform and school supplies businesses. As a result, we anticipate a reduction in cash used in fiscal 2007. However, the seasonal nature of our business requires that we manage our liquidity carefully in advance of the fall selling season. Please see “Forward-Looking Statements.”

Net cash used in operating activities was approximately $2.2 million for the nine months ended September 30, 2007 compared to net cash used in operating activities of approximately $1.3 million for the nine months ended September 30, 2006. The change was primarily due to an increase in payments made against accounts payable and accrued expenses, and a smaller decrease in other current assets related to year-end rebates received from B&T compared to the prior year period. This was partially offset by a decrease in cash expended for inventory and a decreased net loss in the nine months ended September 30, 2007.

Investing activities consist of acquisitions of businesses, capitalization of software developed for internal use, purchases of property, plant and equipment, purchases of software, purchases and sales of short-term and long-term investments and restricted cash, and proceeds from sales of property plant and equipment. Net cash provided by investing activities was approximately $3.7 million for the nine months ended September 30, 2007 compared to net cash used in investing activities of approximately $0.4 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007 we had sales of short-term and long-term investments of approximately $6.4 million, which we used to payoff our margin loan outstanding as of December 31, 2006, and to purchase a restricted cash investment with BOA to use as collateral against our line of credit, compared to net sales of short-term and long-term investments of $3.4 million during the comparable reporting period. Total purchases of property, equipment and software, including capitalization of software, was approximately $0.7 million during the nine months ended September 30, 2007, a decrease of approximately $1.8 million over the comparable period in 2006. During fiscal 2006, we made significant investments in our people, processes and systems to accelerate the growth of our business, including approximately $1.3 million for payments of acquisitions during the nine months ended September 30, 2006. As a result, we expect our total fiscal 2007 expenditures for property, equipment and software, including capitalization of software, to be significantly lower in fiscal 2007. Also during the nine months ended September 30, 2007, we received cash proceeds of approximately $0.1 million resulting from sales of fixed assets no longer in service due to the closure of our iQ Digital Studios office in Akron, Ohio.

Net cash used in financing activities was approximately $1.9 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of approximately $0.7 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we made a full payment of approximately $4.2 million against our margin loan outstanding as of December 31, 2006. This was offset by actual cash borrowings of approximately $1.5 million under our line of credit agreement with Bank of America as well as prospective cash borrowings of approximately $0.6 million to cover outstanding checks at September 30, 2007.

The following table provides an overview or our aggregate contractual obligations as of September 30, 2007, and the effect these obligations are expected to have on our liquidity and cash flows for the remainder of fiscal 2007 and in future periods are as follows (in thousands):

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Capital lease obligations & other	$4	$10	$8	$8	$8	$—	$38
Line of credit obligations	—	1,585	—	—	—	—	1,585
SchoolOne (1)	532	—	—	—	—	—	532
Operating lease obligations (2)	775	1,370	1,213	802	398	738	5,296
Sub lease income (3)	(86)	(585)	(621)	(319)	—	—	(1,611)

Total	$1,225	$2,380	$600	$491	$406	$738	$5,840

(1)	Second amended agreement signed in August 2007 for services from July 2007 through December 2007.
(2)	As of the date of this filing we currently lease approximately 92,000 square feet pursuant to leases that are month-to-month or are schedule to expire between October 2007 and May 2015. We are currently trying to sublease our space in Akron, OH (former headquarters of iQ Digital) and in Ft. Lauderdale, Fl. Remaining contractual obligations for these spaces as of September 30, 2007 are approximately $0.3 million through April 2011 and $0.6 million through December 2011, respectively.
(3)	Sub lease income to be received from our former headquarters space in Washington, D.C.

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

We presently believe that our cash, cash equivalents and investments may not be sufficient to fund our operating needs until the 2008 back to school season. We are in discussions with BOA regarding expansion of and other changes to the credit facility, considering additional spending reductions and considering additional external financings to meet our liquidity needs. In order to meet out liquidity needs we will need to obtain capital from one of these sources. Please see “Forward-Looking Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments and for our balances outstanding under our line of credit agreement with BOA.

Interest Rate Risk. Our cash equivalents, restricted cash, short-term and long-term investments, and our balances outstanding under our line of credit agreement with BOA are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of instruments with high credit quality and relatively short average maturities. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents, short-term and long-term investments and restricted cash subject to interest rate risk was $2.0 million and $6.4 million at September 30, 2007 and December 31, 2006, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank and are not included in the amounts above.

The weighted average yield on interest-bearing investments held as of September 30, 2007 was approximately 4.7% per annum. A 100 basis point increase in the 30-day LIBOR rate would have increased our annual interest expense by approximately $0.1 million.

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

As of the end of the period covered by this report, as required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on and as of the date of such evaluation, our Chief Executive Officer/Chief Financial Officer and Chief Accounting Officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, including the correction of the material weakness that management identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (see below).

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management identified a material weakness in internal control over financial reporting. Specifically, we did not maintain effective controls over the accuracy of the calculation of diluted shares outstanding used in our earnings per share calculation. The source of the error was an error in the functioning of a spreadsheet used to make the underlying computations. Accordingly, management concluded that our internal control over financial reporting was not effective as of December 31, 2006 and 2005. Since that time we have taken appropriate steps to remediate the identified material weakness by acquiring a third-party software product in our first quarter of fiscal 2006 to automate this process, with the new product to be run in parallel with the existing system. While the remediation measures immediately improved the design effectiveness of our internal control over financial reporting, we were not able to test the newly designed controls until the current quarter ended September 30, 2007 as it was the first quarter that we reported net income since the material weakness was first reported and thereby, the calculation of diluted shares outstanding was not required. Accordingly, management has now concluded that our internal controls over financial reporting are effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer and Chief Accounting Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During our last fiscal quarter management has implemented internal controls described above as a result of the material weakness identified as of December 31, 2006 and 2005. Management believes the measures that we have implemented to remediate the material weakness relating to the calculation of diluted shares outstanding have had a material impact on our internal control over financial reporting during fiscal 2006 and the first three quarters of 2007 and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods.

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

Date: November 14, 2007

Varsity Group Inc.

By:	/s/ JAMES CRAIG
James Craig
Chief Executive Officer

Varsity Group Inc.

By:	/s/ JOHN GRIFFIN
John Griffin
Chief Accounting Officer