Form 10-K
period 2007-12-31
VARSITY GROUP INC
filed 2008-04-23
CIK 1069502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER 000-28977

VARSITY GROUP INC.

(Exact name of registrant as specified in its charter)

DELAWARE	54-1876848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2677 Prosperity Avenue Ste 250

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐ Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $9,639,063 based on the last reported sale price of $0.88 on June 30, 2007. For purposes of the determination of affiliate status, we have assumed that all executive officers, directors and greater than 10% stockholders are affiliates. This determination is not necessarily controlling for other purposes.

As of March 31, 2008, there were 18,960,655 shares of common stock outstanding.

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

GENERAL

We provide textbooks and school supplies to private K-12 schools, colleges, and distance and continuing education markets. Our textbook program, eduPartners, was the first online bookstore solution focused on meeting the needs of private middle and high schools nationwide.

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

In May 2005, as part of our strategy to expand the number of services and products we offer our customers, we acquired Campus Outfitters. We sold the Campus Outfitters business to SchoolOne.com, LLC in February 2008.

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

During our third quarter of fiscal 2007, we served fewer schools with our textbook solution than the prior year and total dollar revenue and unit sales for the majority of retained schools declined from the prior year. Also, lower priced used books increased as a percentage of units sold. These factors caused a 16.1% decrease in textbook revenue from the prior year. The decline in retained school revenue was caused primarily by consumers attending schools served by us acquiring an increased percentage of books from sources other than us. While we are the endorsed provider of textbooks to the schools we serve, we are not the exclusive source of textbooks for our customers. We believe the causes of the decline in both the number of schools served and revenue per school relate to a decline in the customer service experience in 2006 which impacted school retention and consumer loyalty in 2007, above-market retail pricing in 2007 and backorder levels in 2007. We replaced our outsource customer service provider for 2007 and experienced improved performance over 2006 and improved school survey responses, which we believe will result in improved school retention rates for 2008. We also intend to more aggressively price our book product in 2008 to discourage online price shopping. Ordering levels will be adjusted in 2008 to minimize out-of-stock situations. As expected, uniform revenue from our Campus Outfitters business declined in the third quarter of fiscal 2007 from the prior year mainly due to a decline in the number of schools served. The Campus Outfitters business was sold in February 2008.

Substantially all of our computer and communications hardware and software systems are located at a single facility that is owned, maintained and serviced by a third party. Any damage, failure or delay that causes interruptions in our systems operations could materially harm our business.

Varsity Group Inc. was founded in 1997. We are a Delaware corporation with our principal executive offices located at 2677 Prosperity Ave., Suite 250, Fairfax, VA 22031, and our telephone number is (202) 667-3400.

We provide website access to our periodic and current SEC filings and press releases, free of charge, on our website located at http://www.varsitygroup.com as soon as reasonably practicable after the materials are filed with the SEC or otherwise made public.

FOLLETT ACQUISITION

During the summer and early fall of 2007 we continued to seek a possible viable strategic partner while also focusing on the back to school book and uniform selling season. Revenue and other key operating metrics for the 2007 back to school season ultimately did not meet our expectations. For the quarter ended September 30, 2007, our revenues from book and uniform sales fell 17.1% compared to 2006.

On February 22, 2008 our Board approved the acquisition of Varsity by Follett Corporation for $0.20 per Share in cash subject to a number of conditions, including completion of the sale or liquidation of Campus Outfitters prior to the closing of a transaction with Follett. On February 27, 2008, our Board approved a definitive agreement to sell Campus Outfitters to SchoolOne.com, LLC. The sale of Campus Outfitters to SchoolOne.com was not conditioned upon the completion of the Follett acquisition, but would remove the financial position of Campus Outfitters from being a closing condition to the Follett transaction. Our Board approved the sale to SchoolOne and that transaction was announced and closed on February 27, 2008.

Follett commenced a tender offer for all shares of Varsity Group on March 7, 2008 and our Board recommended that shareholders accept the offer and tender their shares. On April 14, 2008, Follett accepted for payment all shares validly tendered and not withdrawn, representing approximately 85% of our outstanding shares. On April 15, 2008, after giving effect to the exercise of the top-up option, pursuant to the terms of the merger agreement with Follett, VGI Acquisition Corp. merged with and into Varsity Group, with Varsity Group continuing as the surviving corporation and a wholly-owned indirect subsidiary of Follett.

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

Private Elementary and Secondary Education

The private school market represents approximately 25% of all elementary and secondary schools and 10% of all elementary and secondary students, according to the National Center of Education Statistics (NCES). There are approximately 6.5 million students enrolled in approximately 30,000 private elementary and secondary schools nationwide. Approximately 5.1 million students are in elementary level schools and approximately 1.4 million students are in secondary level schools. Almost half of all private school students attend schools that are located in urban areas. According to the Council on American Private Education, private secondary school enrollment is expected to increase as much as 6% between 2001 and 2013.

Based upon market research conducted by us, we believe there are approximately 5,000 private middle and high schools nationwide that present an immediate fit with the strengths and benefits of our eduPartners model. Factors we considered in our research include school policy requiring students to purchase their own textbooks, school enrollment and the extent of state subsidy of textbooks for private school students. We believe approximately 950 schools in this segment had adopted an online textbook solution similar to our eduPartners model by the start of the 2007 back-to-school selling season. Of the estimated 950 schools served by an online textbook solution during the 2007 back-to-school selling season, approximately 335, or 35%, of those were served by our eduPartners program.

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

Although the college market is large and diverse, students still have common needs. For instance, students typically must buy expensive school-related goods and services such as textbooks and school supplies. In fact, textbooks are most students’ single largest school related expenditure after tuition, room and board. The College Board reports that the average per student expense for books and supplies during 2004-2005 was $843 to $870. Overall textbook and course material sales were approximately $11.2 billion during 2004-2005, up from $10.8 billion in the academic year 2003-2004, based on statistics published by the National Association of College Stores.

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

Through our textbook program, we provide an opportunity for educational institutions to maximize their resources and offer increased convenience to their students by outsourcing textbook sales to us. We believe that for many schools the expense and inconvenience of maintaining a physical retail bookstore on campus exceeds the school’s financial return. Our program has been designed to meet the needs of these schools by offering a number of program features, including:

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

Our exclusive relationships generally are for a period of one to two years and typically automatically renew on a year-to-year basis. These agreements typically automatically renew for one year if neither party serves notice of intent to terminate 90 days prior to the date of expiration. We expect our revenue retention rate for fiscal 2008 to be approximately 85% of total fiscal 2007 revenues.

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

Once a customer places an order, he or she receives an e-mail that includes a unique order number and confirms that the order has been received and processed. If a book is not in stock at the time an order is processed, that title is automatically placed on backorder and shipped to the customer as soon as it returns to stock. Customers are not charged for any book until it has been shipped. After an order is shipped, the customer receives a second e-mail that includes a parcel tracking number, a description of titles shipped and placed on backorder, the amount charged to their credit card for this shipment and a link to a page on our website where they can follow their order through the delivery process. We use a variety of shipping services to offer our customers a selection of delivery options to ensure their orders are received in timely manner.

Customer Service

We offer extended customer service hours and increase our staffing levels during the busy back-to-school season, providing our customers convenient toll-free access to our customer service representatives and fast response to their queries. The customer service page of our website offers answers to frequently asked questions. Customers can also submit questions via e-mail. Also, our teams of dedicated school account managers provide a single point of contact for each school, expediting planning and problem resolution for school management.

Fulfillment

B&T has provided our order fulfillment and drop shipment services since our inception. We have a series of agreements relating to the operating and financial terms of our relationship, which are scheduled to expire in June 2008.

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

On July 10, 2006, we entered into a Services and Management Agreement with SchoolOne.com LLC in which SchoolOne develops our new technology and provides services and support for our processes and systems.

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

Substantially all of our computer and communications hardware and software systems associated with the operation of our website are located in Cleveland, Ohio, which hosts our server environment and acts as our Internet service provider. A disruption in this Internet service could cause a disruption in our ability to service our clients.

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

Textbook Competition

Online commerce, in general, and online textbook sales, more specifically, are highly competitive markets. The number of e-commerce websites competing for customers’ attention has increased rapidly in the past two fiscal years, and the market for online textbook sales is relatively new, competitive and evolving. We currently or potentially compete, directly and indirectly, for retail customers with the following categories of companies:

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

EMPLOYEES

As of March 31, 2008, we had 41 full time and 8 year round part-time employees. In addition, we hire seasonal temporary employees, generally at the beginning of the Fall school semester to support our customer service efforts, and contract service providers, generally during our inventory buyback program, as necessary. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that relations with our employees are good.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In our audit report on our financial statements for our fiscal year ended December 31, 2007, our auditors included a going-concern qualification indicating that our significant operating losses and non compliance with covenants cause substantial doubt about our ability to continue as a going concern. By issuing an opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without additional funding.

WE HAVE LIMITED FINANCIAL RESOURCES AND OPERATE IN A HIGHLY SEASONAL BUSINESS WHICH MAY IMPACT OUR ABILITY TO FUND OUR OPERATIONS. WE MAY REQUIRE ADDITIONAL FUNDING, WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL.

On February 22, 2008, in connection with the tender offer, we entered into an Amended and Restated Revolving Line of Credit Loan Agreement and Security Agreement (the “New Loan Agreement”) with VGI Financial Corp., an affiliate of Follett Corporation (“VGI Finance”), and certain of our wholly-owned subsidiaries, which amends and restates the Revolving Line of Credit Loan Agreement and Security Agreement with Bank of America, N.A. (“BOA”), entered into by us on March 8, 2007 (the “Prior Loan Agreement”). VGI Finance has purchased and assumed from BOA the obligations under the Prior Loan Agreement. The New Loan Agreement is secured by a lien on substantially all of our assets, including approximately $2.0 million of cash. There is approximately $4.5 million of advances outstanding under the line of credit as of March 19, 2008. VGI Finance has agreed, subject to certain conditions, to forebear from enforcing an event of default that is presently outstanding under the Prior Loan Agreement until April 30, 2008.

We presently do not have access to sufficient liquidity to fund our operations on a stand-alone basis and have drawn on the credit line of the New Loan Agreement to finance our operating expenses. We expect to continue to experience significant seasonality in our business related to the academic calendar and the corresponding demand for textbooks and educational materials. Our revenues are concentrated in the traditional Fall back-to-school season of July, August and September, our third calendar quarter. Our future capital requirements will depend on the amount of cash generated by our operations. Our projections of cash flows from operations and, consequently, future cash needs are subject to substantial uncertainty.

If we violate financial covenants in the New Loan Agreement or are not able to negotiate forbearance with VGI Finance regarding defaults, VGI Finance may declare an event of default and require repayment of our indebtedness. We may not be able to restructure or refinance our indebtedness or seek new financing. The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues and/or the extent to which we can restructure or modify our debt. We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may become insolvent or enter into bankruptcy and our stockholders may lose their entire investment in us.

WE HAVE A HISTORY OF LOSSES, MAY CONTINUE TO INCUR LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred substantial losses in the fiscal years ended December 31, 2006 and 2007. Beginning in the second quarter of 2006, we moved aggressively to launch service offerings outside our core book and uniform offerings. Significant costs were incurred in this effort. In November 2006, due to the financial impact of cost increases together with limited new revenue generation from non-book/uniform service offerings, efforts to launch service offerings outside the book and uniform areas were terminated or suspended. Poorer than expected results from our 2007 back to school season also adversely affected our financial position. We continue to be, and in future periods may remain, unable to generate sufficient cash flow from operations to fund our expenses. We believe that we will continue to experience challenges in generating a profit and may continue to operate with net losses for the foreseeable future.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE AN INVESTMENT IN OUR COMPANY.

We were founded in December 1997 and began selling textbooks on our website in August 1998. As a relatively new company, we face significant risks and uncertainties relating to our ability to successfully implement our strategy. If we are unable to grow as planned, our chances of achieving profitability and the anticipated or forecasted results of operations could be reduced. You must consider the risks and uncertainties that a company with a limited operating history like ours faces. If we are unsuccessful in addressing these risks and uncertainties or are unable to execute our strategy, our business could be harmed which, in turn, could have a material adverse effect on the market price of our stock.

WE MUST CONTINUE TO CONVERT SCHOOLS TO OUR TEXTBOOK PROGRAM AND RETAIN THEM IN THE PROGRAM.

To be successful, we must attract and retain a significant number of schools to our Varsity Books school program. Ultimately, we must attract the students and parents from each Varsity Books school to our website at a reasonable cost. Any significant shortfall in the expected number of purchases occurring through our website may negatively affect our financial results. Conversion of schools from traditional on campus bookstore operations to our online textbook outsource solutions may not occur as rapidly as we expect. Therefore, we may not achieve the customer traffic we believe is necessary to sustain the growth and profitability of our enterprise. Specific factors that could prevent widespread customer acceptance of our business and our ability to increase retail revenues include:

•	lack of awareness of our Varsity Books school program;

•	pricing that does not meet consumer expectations;

•	consumer concerns about the security of online transactions;

•	shipping charges, which do not apply to shopping at traditional retail stores and are not always charged by some of our online competitors;

•	the delivery time associated with online orders, as compared to the immediate receipt of products at traditional retail stores;

•	product damage from shipping or shipments of the wrong products, which may result in a failure to establish trust in purchasing our products online;

•	delays in responses to consumer inquiries or in deliveries to consumers; and

•	difficulty in returning or exchanging orders.

Based on these or other factors, we may not be able to retain existing Varsity Books member schools or sign-up new Varsity Books member schools.

WE PRIMARILY RELY ON ONE SUPPLIER TO MEET OUR TEXTBOOK FULFILLMENT NEEDS.

We depend on Baker & Taylor (“B&T”) as our primary supplier of the textbooks that we offer. Our relationship with B&T is critical to our success. Our current contract with B&T expires on June 30, 2008. If we are unable to renew this contract when it expires, or are unable to otherwise rely on B&T for inventory maintenance and shipping services and we are unable to open our own distribution center or establish a comparable vendor relationship before the B&T relationship discontinues, our business, financial condition and results of operations may be significantly harmed.

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

In addition, we estimate that a single publisher represented approximately 17% of our textbook revenues in 2007. If B&T’s relationship with this publisher is disrupted or discontinued, our business may be harmed.

We benefit from the shipping discounts offered to B&T by UPS and we rely on UPS and other third party common carriers for all shipments to and from B&T. If B&T’s relationship with UPS is discontinued or disrupted for any reason, we cannot be certain we would be able to affordably obtain comparable delivery services and might not be able to deliver textbooks to our customers in a timely manner. In addition, because we rely on third party common carriers to ship products to and from the B&T warehouses that our fulfillment is currently conducted from, we are subject to the risks, including employee strikes and inclement weather, that may prevent such third parties from meeting our fulfillment and delivery needs. Failure to deliver products to our customers in a timely and accurate manner may harm our reputation, our brand, our business, our financial condition and results of operations.

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

IF WE FAIL TO FIELD AND RETAIN A QUALIFIED WORKFORCE, OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED. THE LOSS OF ANY OF OUR KEY MANAGEMENT COULD NEGATIVELY AFFECT OUR BUSINESS.

We believe that our success depends on our ability to motivate and retain highly skilled personnel. Competition for skilled personnel can be intense, and there can be no assurance that we will be successful in attracting, motivating and retaining the personnel required to improve our financial performance and grow. In addition, the cost of hiring and retaining skilled employees is high. Failure to attract and retain highly skilled personnel could materially and adversely affect our business, financial condition and results of operations.

Our future success depends to a significant extent on the continued service of our executive officers and several key operating managers and employees, many of whom have been employed by us for extended periods and have intimate knowledge of our systems, processes and procedures. The loss or departure of any of our executive officers or key employees could harm our ability to implement our business plan. We do not maintain key person insurance on any member of our management team.

Our cost reduction initiative which began in the fourth quarter of 2006 may yield unintended consequences, such as attrition beyond our planned reduction in workforce, reduced employee morale and decreased productivity. In addition, the trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our remaining personnel may seek alternate employment, such as with larger, more established companies or companies that they perceive as having less volatile stock prices or better prospects. Continuity of personnel is a very important factor in sales and implementation of our software and our product development efforts. Attrition or a material decrease in employee morale or productivity could have a material adverse effect on our operating performance and financial condition.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. We expect to continue to experience significant seasonality in our business related to the academic calendar and the corresponding demand for textbooks and educational materials. Due to the concentration of private middle and high schools in our Varsity Books school program, our revenues are concentrated in the traditional Fall back-to-school season of July, August and September, our third calendar quarter. During the third quarter of 2007, 2006, and 2005, our revenues were approximately 88%, 88%, and 86% of total annual revenues, respectively. We expect this trend to continue. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on sequential quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	seasonal trends in the textbook industry and in the buying habits of students;

•	concentration of private middle and high schools in our Varsity Books school program;

•	our ability to manage or influence inventory and fulfillment operations;

•	the level of merchandise returns we experience;

•	our ability to attract new customers, retain existing customers, maintain customer satisfaction and respond to our competitors;

•	introduction of enhancements or a change in pricing policies, by us or our competitors, or a change in pricing policy by our fulfillment sources in the text book industry;

•	changes in the amount and timing of expenditures related to marketing, information technology and other operating expenses to support future growth;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our website specifically;

•	potential acquisitions or strategic alliances either by us or our competitors; and

•	general economic conditions, economic conditions specific to the Internet, eCommerce or the textbook industries

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

WE FACE SIGNIFICANT INVENTORY RISK WITH OUR TEXTBOOKS.

Our textbook inventory balance as of December 31, 2007 consisted mainly of:

•

New textbooks inventory primarily held at B&T, our fulfillment partner, acquired by B&T or by us in support of our Varsity Books program for which there generally are not standard return privileges with the publisher; and

•	Used textbooks held at B&T or other locations.

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

Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We may not immediately discover errors in any new system we adopt until the volume of orders placed by our customers significantly increases from the levels we experienced in our last fall back to school season. As a result, the upgraded website may not achieve the expected benefits. Unanticipated problems with our website may result in customer dissatisfaction, a loss of, or delays in, the market acceptance of our website, and lost revenue and collection difficulties during the period required to correct these errors. Failure to correct these problems may harm our reputation, our brand and our business.

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

Substantially all of our computer and communications hardware and software systems associated with the operation of our website are located at a single facility in Cleveland, Ohio, which hosts our server environment and acts as our Internet service provider. A disruption in this Internet service could cause a disruption in our ability to service our clients.

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

DECREASED EFFECTIVENESS OF SHARE-BASED COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES.

We have historically used stock options and other forms of stock-based compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In accordance with SFAS 123(R), “Share-Based Payment,” we began recording charges to earnings for stock-based payments on January 1, 2006. As a result, we have incurred increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant stock-based payments to employees in the future. As a result, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

AS INTERNET TECHNOLOGY AND REGULATION ADVANCES, WE MAY NOT BE ABLE TO PROTECT OUR DOMAIN NAMES.

We currently hold various Internet domain names relating to our brands, including the “VarsityBooks.com”, “VarsityGroup.com” and “Varsity-Group.com” domain names. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the generic category of domain names (i.e., .com, .net and .org) is now controlled by a non-profit corporation, which may create additional top-level domains. Requirements for holding domain names have also been affected. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could harm our business.

SOME STATES MAY IMPOSE A NEW SALES TAX ON OUR BUSINESS.

A 1992 Supreme Court decision held that the Commerce Clause of the United States Constitution limits a state’s ability to impose a sales or use tax collection responsibility on an out-of-state vendor unless such vendor maintains a physical presence, i.e., substantial nexus, in the taxing state. Based on this Supreme Court decision, we have determined that we do not have a substantial nexus in some jurisdictions where our products are received by customers, and, therefore, do not collect or remit sales or use tax in such jurisdictions. Because the scope of the 1992 Supreme Court decision is unclear, states may challenge our determination of substantial nexus. If successful, such challenges could result in significant liabilities for sales and use taxes with a material and adverse effect on our business. We currently collect and remit sales or use tax on all shipments to approximately eighteen states. The 1992 Supreme Court decision also established that Congress has the power to enact legislation that would permit states to require collection of sales and use taxes by mail-order companies. Congress has from time to time considered proposals for such legislation. We anticipate that any legislative change, if adopted, would be applied on a prospective basis. While there is no case law on the issue, we believe that this analysis could also apply to our online business. Recently, several states and local jurisdictions have expressed an interest in taxing e-commerce companies.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is located at 2677 Prosperity Ave. Ste 250. Fairfax, VA 22031. We currently lease approximately 44,929 square feet pursuant to four leases that are scheduled to expire between June 2010 and October 2011.

Location		Use	Square Feet
2677 Prosperity Ave., Suite 250, Fairfax, VA		Office Space –Headquarters	11,041
1300 19th Street, Suite 800, Washington, D.C.	(1)	Subleased Space – Former Headquarters	16,000
Akron, OH	(2)	Office Space (unoccupied)	8,628
Fort Lauderdale, FL	(2)	Warehouse / Retail store (unoccupied)	9,260

(1)	In September 2007, we entered into a sublease agreement for our former headquarters facility at 1300 19th Street NW, Suite 800, Washington, D.C. The sublease began September 15, 2007 and extends through June 30, 2010.

(2)	Beginning in the second quarter of 2006, we moved aggressively to launch service offerings outside our core book and uniform offerings. Significant costs were incurred in this effort. In November 2006, due to the financial impact of cost increases together with limited new revenue generation from non-book/uniform service offerings, efforts to launch service offerings outside the book and uniform areas were terminated or suspended. As a result, these locations are currently unoccupied and we are actively looking to sublease these spaces.

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock was traded on the NASDAQ National Market under the symbol VSTY from February 15, 2000 until March 20, 2001. Beginning on March 21, 2001 our common stock traded on the OTC Bulletin Board under the symbol VSTY.OB until September 29, 2004 when our stock was relisted on the NASDAQ National Market trading under the symbol VSTY. On October 3, 2007, our stock was transferred to the NASDAQ Capital Market where it continues to trade as of the date of this report. On November 27, 2007, we received a letter from the NASDAQ Capital Market indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Marketplace Rule 4310(c)(4). On March 7, 2008, VGI Acquisition Corp., a Delaware corporation (“Purchaser”), a wholly owned subsidiary of VGI Holdings Corp., a Delaware corporation (“Parent”), which is a wholly-owned subsidiary of Follett Corporation, an Illinois corporation (“Follett”), filed a Tender Offer Statement on Schedule TO to purchase all of the outstanding shares of our common stock, at a price of $0.20 per Share. On April 14, 2008, Follett accepted for payment all shares validly tendered and not withdrawn, representing approximately 85% of our outstanding shares. On April 15, 2008, after giving effect to the exercise of the top-up option, pursuant to the terms of the merger agreement with Follett, Purchaser merged with and into Varsity Group, with Varsity Group continuing as the surviving corporation and a wholly-owned indirect subsidiary of Follett. Prior to February 15, 2000, our common stock was not publicly traded.

For the period from January 1, 2006 to December 31, 2007, the high and low closing prices per share of our common stock were as follows:

		High	Low
Fiscal Year 2006
First Quarter	(Period from January 1, 2006 to March 31, 2006)	$4.37	$3.58
Second Quarter	(Period from April 1, 2006 to June 30, 2006)	$5.48	$3.74
Third Quarter	(Period from July 1, 2006 to September 30, 2006)	$4.05	$2.91
Fourth Quarter	(Period from October 1, 2006 to December 31, 2006)	$4.15	$1.36
Fiscal Year 2007
First Quarter	(Period from January 1, 2007 to March 31, 2007)	$2.28	$1.47
Second Quarter	(Period from April 1, 2007 to June 30, 2007)	$1.60	$0.81
Third Quarter	(Period from July 1, 2007 to September 30, 2007)	$1.34	$0.90
Fourth Quarter	(Period from October 1, 2007 to December 31, 2007)	$1.10	$0.19

As of March 11, 2008, there were 173 stockholders of record, excluding the number of beneficial owners whose shares were held in street name. On March 11, 2008, the closing price of our common stock as reported on the NASDAQ Capital Market was $0.20 per share.

We have never declared or paid any cash dividends on our common stock. Any decision regarding the declaration of future cash dividends will be made by our Board of Directors in their discretion.

There were no share repurchases of our commons stock during fiscal 2007.

The information required by this item regarding equity compensation plans is incorporated herein by reference from the information contained in Item 12 of this Form 10-K.

The following graph compares our cumulative total stockholder return on the common stock (no dividends have been paid thereon) with the cumulative total return of the Nasdaq Stock Market (US) index and a self determined peer group comprised of issuers in the same industry from January 1, 2001 through December 31, 2007. The comparison assumes as investment of $100 on January 1, 2002 in our common stock and each of the foregoing indices.

[GRAPHIC]

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements. This data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements and Notes thereto, and other financial information appearing elsewhere in this Form 10-K.

	Years Ended December 31,
	(in thousands, except per share data)
	2007	2006	2005	2004	2003
Statement of Operations Data
Net Sales
Textbooks	$35,470	$41,903	$40,663	$34,437	$22,979
Uniforms	5,663	7,855	5,768	—	—
Solutions	—	308	—	—	—
Shipping	3,275	3,840	3,638	3,245	2,262

Total net sales	44,408	53,906	50,069	37,682	25,241

Operating Expenses
Cost of textbooks	25,152	28,846	28,187	23,349	15,814
Cost of uniforms	4,287	4,433	2,645	—	—
Cost of solutions	—	186	—	—	—
Cost of shipping	3,587	3,996	2,868	2,529	1,459
Sales and marketing	12,310	14,662	9,275	5,803	3,912
Tax related benefit	—	—	—	—	(515)
General and administrative	8,779	11,398	4,855	3,240	2,224
Amortization of acquired intangibles	3	220	91	—	—
Impairment of goodwill and acquired intangibles	—	3,257	—	—	—
Non-cash compensation	—	—	—	—	216

Total operating expenses	54,118	66,998	47,921	34,921	23,110

(Loss) income from operations	(9,710)	(13,092)	2,148	2,761	2,131

Other (expense) income	(102)	(55)	16	(4)	(4)
Interest income, net	(96)	299	451	316	245

(Loss) income before taxes	(9,908)	(12,848)	2,615	3,073	2,372
Income tax (expense) benefit	(21)	(15,530)	9,514	3,808	2,000

Net (loss) income	$(9,929)	$(28,378)	$12,129	$6,881	$4,372

Net (loss) income per share:
Basic	$(0.53)	$(1.59)	$0.72	$0.41	$0.27

Diluted	$(0.53)	$(1.59)	$0.64	$0.39	$0.25

Weighted average shares:
Basic	18,753	17,809	16,947	16,715	16,440

Diluted	18,753	17,809	18,831	17,726	17,323

	As of December 31,
	(in thousands)
	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Total cash, cash equivalents and investments	$2,020	$6,883	$12,475	$18,858	$19,904
Working capital	2,201	6,476	14,588	14,244	19,111
Total assets	12,924	23,648	44,804	30,712	23,206
Line of credit / margin loan	2,002	4,205	—	—	—
Total stockholders’ equity	4,851	14,192	41,051	27,988	21,401

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

We provide textbooks and school supplies to private K-12 schools, colleges, and distance and continuing education markets. Our textbook program, eduPartners, was the first online bookstore solution focused on meeting the needs of private middle and high schools nationwide.

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

In May 2005 we acquired Campus Outfitters. We sold the Campus Outfitters business to SchoolOne.com, LLC in February 2008.

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

During our third quarter of fiscal 2007, we served fewer schools with our textbook solution than the prior year and total dollar revenue and unit sales for the majority of retained schools declined from the prior year. Also, lower priced used books increased as a percentage of units sold. These factors caused a 16.1% decrease in textbook revenue from the prior year. The decline in retained school revenue was caused primarily by consumers attending schools served by us acquiring an increased percentage of books from sources other than us. While we are the endorsed provider of textbooks to the schools we serve, we are not the exclusive source of textbooks for our customers. We believe the causes of the decline in both the number of schools served and revenue per school relate to a decline in the customer service experience in 2006 which impacted school retention and consumer loyalty in 2007, above-market retail pricing in 2007 and backorder levels in 2007. We replaced our outsource customer service provider for 2007 and experienced improved performance over 2006 and improved school survey responses, which we believe will result in improved school retention rates for 2008. We also intend to more aggressively price our book product in 2008 to discourage online price shopping. As expected, uniform revenue from our Campus Outfitters business declined in the third quarter of fiscal 2007 from the prior year mainly due to a decline in the number of schools served. The Campus Outfitters business was sold in February 2008.

Substantially all of our computer and communications hardware and software systems are located at a single facility that is owned, maintained and serviced by a third party. Any damage, failure or delay that causes interruptions in our systems operations could materially harm our business.

Varsity Group Inc. was founded in 1997. We are a Delaware corporation with our principal executive offices located at 2677 Prosperity Ave., Suite 250, Fairfax, VA 22031, and our telephone number is (202) 667-3400.

We provide website access to our periodic and current SEC filings and press releases, free of charge, on our website located at http://www.varsitygroup.com as soon as reasonably practicable after the materials are filed with the SEC or otherwise made public.

Follett Acquisition

During the summer and early fall of 2007 we continued to seek a possible viable strategic partner while also focusing on the back to school book and uniform selling season. Revenue and other key operating metrics for the 2007 back to school season ultimately did not meet our expectations. For the quarter ended September 30, 2007, our revenues from book and uniform sales fell 17.1% compared to 2006.

On February 22, 2008 our Board approved the acquisition of Varsity by Follett Corporation for $0.20 per Share in cash subject to a number of conditions, including completion of the sale or liquidation of the Campus Outfitters prior to the closing of a transaction with Follett. On February 27, 2008, our Board approved a definitive agreement to sell Campus Outfitters to SchoolOne.com, LLC.

Follett commenced a tender offer for all shares of Varsity Group on March 7, 2008 and our Board recommended that shareholders accept the offer and tender their shares. On April 14, 2008, Follett accepted for payment all shares validly tendered and not withdrawn, representing approximately 85% of our outstanding shares. On April 15, 2008, after giving effect to the exercise of the top-up option, pursuant to the terms of the merger agreement with Follett, Purchaser merged with and into Varsity Group, with Varsity Group continuing as the surviving corporation and a wholly-owned indirect subsidiary of Follett.

Seasonality

We experience significant seasonality in our results of operations. Consistent with our focus on the expansion of eduPartners program and the current concentration of private middle and high school institutions, since the year ended December 31, 2000, our peak selling period is the July/August/September back-to-school season. During fiscal 2007 and 2006, approximately 88% and 88% of our revenues, respectively, were recognized in this period. We expect this trend to continue during fiscal 2008. While many private middle and high school institutions have an active book-buying season in December/January, the volume of purchases are typically significantly lower than the initial back-to-school season. Part of our strategy is to extend our textbook program more deeply into the college and distance learning markets. This could result in more balanced revenues throughout the year. However, based upon our current program, product and school mix, we will continue to experience significant fluctuations in quarterly operating results.

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

Deferred Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382, future income projections and the overall prospects of our business. We performed our regular assessment of realization of our net deferred tax assets as of September 30, 2006. SFAS109 requires that all available evidence, both positive and negative, be considered in determining whether a valuation allowance is needed relating to net deferred tax assets. Cumulative losses in recent years represent significant negative evidence under SFAS No.109. After considering our pretax losses for the nine months ended September 30, 2006 and the expectation of a pre-tax loss for the full year of 2006, we concluded, based on the criteria outlined in SFAS No. 109, that the significance of the negative evidence of cumulative losses from the most recent years could not be overcome as there was insufficient objective evidence at this time that the deferred tax assets would be realized through future taxable income or available tax planning strategies. Accordingly, we recorded a non-cash charge in the third quarter of 2006 of $18.0 million to increase the valuation allowance against net deferred tax assets. With this increase, we have a full valuation allowance against our net deferred tax assets. This non-cash charge has been recorded in the 2006 provision for income taxes in the accompanying consolidated statement of operations. We expect to continue to record a full valuation allowance on future tax benefits until other positive evidence is sufficient to justify realization. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 as of January 1, 2007 and the adoption did not result in the recording of any adjustments related to tax positions previously taken and did not have an effect on our financial position or results of operations.

Stock-Based Compensation Plans

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company previously accounted for its stock-based compensation plans under the recognition and measurement provisions of APB 25 and related interpretations, and provided the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock Based Compensation Transition and Disclosure.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We adopted SFAS 123(R) using the modified prospective application transition method and recognized approximately $462,000 and $725,000 in expense related to the adoption of the new accounting standard in the years ended December 31, 2007 and December 31, 2006, respectively.

Valuation of Inventories

Inventories, consisting of textbooks and uniforms available for sale, are valued at the lower of cost or market value, net of an obsolescence allowance and are accounted for principally using the FIFO method. Our inventory balance as of December 31, 2007 consists mainly of new book inventory primarily held at B&T, our fulfillment partner, acquired by B&T or by the Company in support of our eduPartners program for which they generally do not have standard return privileges with the publisher or new textbooks that we are able to procure from publishers at better terms than those available to B&T. New textbooks also include inventory held at Campus Outfitters retail locations and new textbooks held at other locations. Our book inventory also consists of used textbooks that we purchased during fiscal 2007. Historically, approximately 90% of the unsold new textbook inventory held by B&T in support of our eduPartners program has been returned for full credit with publishers, which substantially reduces our risk of inventory obsolescence. We take title to the remaining unsold inventory and write down this balance, as well as any remaining used book inventory, for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions on a quarterly basis.

Our inventory at December 31, 2007 also consists of uniforms or apparel located in our College Park warehouse or at our retail locations. In fiscal 2007, our uniform business experienced a significant decline in revenue and schools served as compared to its fiscal 2006 season. As a result, an inventory turnover analysis was performed. Accordingly, we wrote down its uniform inventory by approximately $1.3 million to better align inventory values at December 31, 2007 with prospective future sales to active schools served. This write down is included in the cost of uniforms in our consolidated statements of operations and comprehensive loss.

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

During the fourth quarter of fiscal 2006, we decided to terminate or suspend new service offerings launched earlier in the fiscal year, which included closing our IQ-Digital office. Accordingly, we recognized impairment charges in our Solutions business unit of approximately $0.7 million against goodwill and approximately $0.1 million against other intangible assets. This impairment expense is included in the impairment of goodwill and acquired intangibles line item in our Consolidated Statement of Operations for the fiscal year ended December 31, 2006.

During our fourth quarter of fiscal 2007, we performed a goodwill impairment test for our textbook reporting unit by applying a fair value-based test and management concluded that goodwill was not impaired and therefore, no impairment loss was recorded. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting unit that has reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value. The determination of the value of such intangible assets and the annual impairment tests required by SFAS 142 requires management to make estimates of future revenues, customer retention rates, estimated useful lives and other assumptions that affect our consolidated financial statements.

We assess the impairment of long-lived assets, including software developed for internal use and acquired finite life intangible assets, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we generally measure any impairment as the amount by which the carrying amount of a long-lived asset exceeded its fair value. Fair value is based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. To the extent the unamortized capitalized costs exceed the net fair value, the excess amount is written off. In accordance with SFAS 144, we recorded a write-off of approximately $342,000 during the fiscal year ended December 31, 2006 related to the discontinued use of our Lydia Learn software. Also, during our third and fourth quarters of 2006, the uniform business of Campus Outfitters experienced unexpected operational difficulties, which negatively affected its financial performance and the overall performance of Varsity Group, triggering, in connection with a FAS 142 review of goodwill, a uniform segment goodwill impairment charge of approximately $1.9 million. Accordingly, in accordance with SFAS 144, we performed additional impairment testing for finite life intangible assets acquired as part of our acquisition of Campus Outfitters for our uniform reporting unit as of December 31, 2006 by applying a fair value-based test. These finite life intangible assets include customer-related assets, non-compete agreements and trademarks. We believed that the carrying value of our uniform segment finite life intangible assets exceeded their fair value and therefore, recorded an impairment charge of approximately $0.6 million. This conclusion was based on our judgment, taking into consideration expectations regarding future profitability and the status of the uniform reporting unit. This impairment expense is included in the impairment of goodwill and acquired intangibles line item in our Consolidated Statement of Operations for the fiscal year ended December 31, 2006.

Evaluating long-lived assets for impairment involves judgments as to when an asset may potentially be impaired. We consider there to be a risk of impairment if there is a significant decrease in the market value of an asset or if there is a significant change in the extent or intended use of an asset.

RESULTS OF OPERATIONS

	Fiscal Years Ended December 31,
	2007	2006	2005
Net sales:
Textbooks	79.8%	77.7%	81.2%
Uniforms	12.8%	14.6%	11.5%
Solutions	—	0.6%	—
Shipping	7.4%	7.1%	7.3%

Total net sales	100.0%	100.0%	100.0%

Operating Expenses:
Cost of textbooks	56.6%	53.5%	56.3%
Cost of uniforms	9.7%	8.2%	5.3%
Cost of shipping	8.1%	7.4%	5.7%
Cost of solutions	—	0.3%	—
Sales and marketing	27.7%	27.2%	18.5%
General and administrative	19.8%	21.1%	9.7%
Amortization of acquired intangibles	—	0.4%	0.2%
Impairment of goodwill and acquired intangibles	—	6.0%	—

Total operating expenses	121.9%	124.3%	95.7%

(Loss) income from operations	(21.9)%	(24.3)%	4.3%
Other income, net	(0.4)%	0.5%	0.9%

(Loss) income before income taxes	(22.3)%	(23.8)%	5.2%
Income tax (expense) benefit	(0.1)%	(28.8)%	19.0%

Net income	(22.4)%	(52.6)%	24.2%

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Net Sales

Net sales decreased 17.6%, or $9.5 million, to $44.4 million for the year ended December 31, 2007. Uniform revenue represented approximately $2.2 million of this decrease, textbook revenue represented approximately $6.4 million of this decrease, and shipping and solutions revenue represented approximately $0.9 million of this decrease. The decrease during fiscal 2007 was primarily the result of a decrease in both number of schools served and sales per school for the textbook business and decrease in the number of schools served by the uniform business.

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

Operating Expenses

Cost of Textbooks

Cost of textbooks consists of the cost of textbooks and related education material sold to customers. Cost of textbooks decreased 12.8%, or approximately $3.7 million, to approximately $25.2 million for the year ended December 31, 2007. This decrease was attributable to our decreased sales volume. Expressed as a percentage of related revenue, cost of textbooks was 70.9% for the year ended December 31, 2007, compared to 68.8% for the year ended December 31, 2006.

Cost of Uniforms

Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms decreased 3.3%, or approximately $0.1 million, to approximately $4.3 million for the year ended December 31, 2007. Expressed as a percentage of related revenue, cost of uniforms was 75.7% for the year ended December 31, 2007 compared to 56.4% for the year ended December 31, 2006. In fiscal 2007, our uniform business experienced a significant decline in revenue and schools served as compared to its fiscal 2006 season. As a result, an inventory turnover analysis was performed. Accordingly, we wrote down our uniform inventory by approximately $1.3 million to better align inventory values at December 31, 2007 with prospective future sales to active schools served. This write down was recorded in the cost of uniforms in our consolidated statements of operations and comprehensive loss.

Cost of Shipping

Cost of shipping consists of outbound shipping to our customers. Cost of shipping decreased 10.2%, or approximately $0.4 million, to approximately $3.6 million, for the year ended December 31, 2007. This decrease was attributable to our decreased sales volume. Expressed as a percentage of related revenue, cost of shipping was 109.5% for the year ended December 31, 2007 compared to 104.1% for the year ended December 31, 2006.

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

Sales and Marketing

Sales and marketing expense consists primarily of promotional expenditures, credit card processing fees, travel expense, expenses associated with contracting with our eduPartners schools, expenses associated with our Campus Outfitters retail locations and road shows, seasonal overhead associated with performing inventory purchases at eduPartner schools, and payroll and related expenses for personnel engaged in sales and marketing, account management, eduPartners operations and Campus Outfitters operations. Sales and marketing expense decreased 16.4%, or approximately $2.4 million, to approximately $12.3 million for the year ended December 31, 2007.

The following table sets forth sales and marketing expense for the years ended December 31, 2007 and 2006 (in thousands):

	Years ended December 31,
	2007	2006
Variable sales and marketing expense	$5,019	$5,832
Percentage of total revenue	11.3%	10.8%
Other sales and marketing expense	$7,291	$8,830
Percentage of total revenue	16.4%	16.4%

Sales and marketing expense, as reported	$12,310	$14,662
Percentage of total revenue	27.7%	27.2%

Variable sales and marketing expense consists of credit card expenses, certain expenses associated with contracting with our eduPartners and Campus Outfitters schools, and sales expenses associated with our agreement with B&T. During fiscal 2007, variable sales and marketing expense decreased 13.9%, or approximately $0.8 million, to approximately $5.0 million from the comparable year period. This decrease was attributable to the decreased sales volume discussed earlier. We expect that variable sales and marketing expense will continue to increase at levels consistent with growth in the number of schools we service.

Other sales and marketing expense consists primarily of payroll and related expenses for personnel engaged in sales and marketing, account management, eduPartners operations and Campus Outfitters operations, travel expense, expenses associated with our Campus Outfitters retail locations and road shows and seasonal overhead associated with performing inventory purchases at eduPartner schools. During fiscal 2007, fixed sales and marketing expense decreased 17.4%, or approximately $1.5 million, to approximately $7.3 million from the comparable year period. The decrease fiscal 2007 was largely attributable to the termination or suspension of all non-textbook / uniforms / school supply service offerings in our fourth quarter of fiscal 2006.

General and Administrative

General and administrative expense consists of payroll and related expenses for executive, administrative, and our development and systems personnel, facilities expenses, costs associated with our agreement with SchoolOne which is developing our new technology and providing services and support for our processes and systems, costs associated with the upgrade and maintenance of our website, outside consultant and professional services expenses, travel, and other general corporate expenses. General and administrative expense, reported net of $0.8 million and $1.7 million of costs capitalized for software developed for internal use for fiscal 2007 and 2006, respectively, decreased 23.0%, or approximately $2.6 million, to approximately $8.8 million for the year ended December 31, 2007 compared to the prior year period. These decreases were primarily attributable to the termination or suspension of all non-textbook / uniforms / school supply service offerings in our fourth quarter of fiscal 2006. Included in fiscal 2007 were approximately $0.8 million of lease termination costs and/or costs associated with ceasing to use certain facilities.

We are capitalizing development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Amortization of Acquired Intangibles.

Our acquisitions of Campus Outfitters in May 2005 and IQ Digital in May 2006 were accounted for under the purchase method of accounting. As a result, we recorded intangible assets at their applicable fair values of the net tangible assets acquired. Intangible assets are amortized over periods ranging from one to ten years. Amortization of acquired intangibles was approximately $0.2 million during fiscal 2006. During our fourth quarter 2006, we recorded impairment charges against all of our acquired intangibles except for the IQ Digital trademark. As a result, future amortization for acquired intangibles is immaterial.

Impairment of Goodwill and Acquired Intangibles.

We recorded approximately $3.3 million of impairment charges against goodwill and other intangible assets during our fourth quarter of fiscal 2006. Our acquisitions of Campus Outfitters in May 2005, and IQ Digital in May 2006 were accounted for under the purchase method of accounting. As a result, we recorded goodwill that represent the excess of the purchase price paid over the fair value of the net tangible and intangible assets acquired. As required by SFAS 142, in lieu of amortizing goodwill, we test for goodwill for impairment annually and any time a triggering indicator exists. During our third and fourth quarters of 2006, the uniform business of Campus Outfitters experienced unexpected operational difficulties, which negatively affected its financial performance and the overall performance of Varsity Group, contributing to a significant decrease in Varsity Group market capitalization during the fourth quarter of 2006. Accordingly, we performed a goodwill impairment test for our uniform reporting unit as of December 31, 2006 by applying a fair value-based test and management believed that the carrying value of the uniform segment goodwill exceeded its fair value and therefore, recorded a goodwill impairment charge of approximately $1.9 million. Also, in accordance with SFAS 144, we performed additional impairment testing for finite life intangible assets acquired as part of our acquisition of Campus Outfitters for our uniform reporting unit as of December 31, 2006 by applying a fair value-based test. We believed that the carrying value of our uniform segment finite life intangible assets exceeded their fair value and therefore, recorded an impairment charge of approximately $0.6 million.

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

Other (Expense) Income, net

Other (expense) income, net consists primarily of interest income on our cash and cash equivalents, restricted cash and investments, net of interest expense related to our outstanding line of credit and margin loan. Other expense was $(0.2) million for the year ended December 31, 2007, compared to other income of $0.2 million for the year ended December 31, 2006. The decrease was due to lower average invested cash and increasing borrowings under the revolving line of credit fiscal 2007 as compared to the prior year period and a recognized loss of approximately $41,000 during fiscal 2007 due to the sale of a long-term security before its maturity date.

Income Taxes

In the third quarter of 2006, we determined that deferred tax assets would not be realized and we ceased recording income tax benefits. For fiscal 2007, no income tax benefits were recorded. Income tax expense for the year ended December 31, 2006 was approximately $15.5 million. We account for income taxes in accordance with SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. We performed our regular assessment of realization of our net deferred tax assets as of September 30, 2006. Cumulative losses in recent years represent significant negative evidence under SFAS No.109. SFAS109 requires that all available evidence, both positive and negative, be considered in determining whether a valuation allowance is needed relating to net deferred tax assets. After our assessment as of September 30, 2006, we concluded, based on the criteria outlined in SFAS No. 109, that the significance of the negative evidence of cumulative losses from the most recent years could not be overcome as there was insufficient objective evidence at this time that the deferred tax assets would be realized through future taxable income or available tax planning strategies. Accordingly, we recorded a non-cash charge in the third quarter of 2006 of $18.0 million to increase the valuation allowance against net deferred tax assets. With this increase, we have a full valuation allowance against our net deferred tax assets. This non-cash charge has been recorded in the provision for income taxes in the accompanying consolidated statement of operations. We expect to continue to record a full valuation allowance on future tax benefits until other positive evidence is sufficient to justify realization. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings. Please see Note 15 to the consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on January 1, 2007, did not result in the recording of any previously unrecognized tax positions and did not have an effect on our financial position or results of operations.

We file a U.S. federal income tax return and returns in various state jurisdictions. We are subject to U.S. federal tax and state tax examinations for the tax years 2003 to 2006. We are subject to certain state tax examinations for the tax years 2002 to 2006 for those states with longer statutes of limitation than the Federal three-year statute. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax positions, and there was no related interest or penalties recognized during fiscal 2007.

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

Cost of Uniforms

Cost of uniforms consists of the cost of uniforms and apparel sold to customers. Cost of uniforms increased 67.6%, or approximately $1.8 million, to approximately $4.4 million for the year ended December 31, 2006. Expressed as a percentage of related revenue, cost of uniforms was 56.4% for the year ended December 31, 2006 compared to 45.9% for the year ended December 31, 2005. The increase in costs as a percentage of related revenue in fiscal 2006 were largely attributable to year over year price increases in product, which were not passed on to our customers and integration issues related to the acquisition of Campus Outfitters. Before our acquisition of Campus Outfitters in May 2005, Campus Outfitters had been privately owned and operated and possessed minimal inventory and purchasing management, data and controls. In order to integrate the Campus Outfitters acquisition, we began upgrading virtually all aspects of its transaction processing systems, including order management, cash and credit card processing, purchasing, inventory management and shipping. While many of the systems were upgraded in time, we did experience delays in the release of our new order management and inventory management software systems, which contributed to operational difficulties that was a considerable factor contributing to the cause of the increase in cost of uniforms.

Cost of Shipping

Cost of shipping consists of outbound shipping to our customers. Cost of shipping increased 39.3%, or approximately $1.1 million, to approximately $4.0 million, for the year ended December 31, 2006. This increase was attributable to our increased sales volume. Expressed as a percentage of related revenue, cost of shipping was 104.1% for the year ended December 31, 2006 compared to 78.8% for the year ended December 31, 2005. This increase was largely the result of Campus Outfitter integration issues mentioned above. Uniforms and textbooks that are not in stock at Campus Outfitter on campus road shows or in retail stores for our customers are generally shipped directly to customers free of shipping charges. Also contributing to the increase are higher shipping costs related to an increase in multiple shipments from different warehouses in order to optimize reduction in delivery time and price increases we did not pass on to our customers.

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

Impairment of Goodwill and Acquired Intangibles.

We recorded approximately $3.3 million of impairment charges against goodwill and other intangible assets during our fourth quarter of fiscal 2006. Our acquisitions of Campus Outfitters in May 2005, and IQ Digital in May 2006 were accounted for under the purchase method of accounting. As a result, we recorded goodwill that represent the excess of the purchase price paid over the fair value of the net tangible and intangible assets acquired. As required by SFAS 142, in lieu of amortizing goodwill, we test for goodwill for impairment annually and any time a triggering indicator exists. During our third and fourth quarters of 2006, the uniform business of Campus Outfitters experienced unexpected operational difficulties, which negatively affected its financial performance and the overall performance of Varsity Group, contributing to a significant decrease in Varsity Group market capitalization during the fourth quarter of 2006. Accordingly, we performed a goodwill impairment test for our uniform reporting unit as of December 31, 2006 by applying a fair value-based test and management believed that the carrying value of the uniform segment goodwill exceeded its fair value and therefore, recorded a goodwill impairment charge of approximately $1.9 million. Also, in accordance with SFAS 144, we performed additional impairment testing for finite life intangible assets acquired as part of our acquisition of Campus Outfitters for our uniform reporting unit as of December 31, 2006 by applying a fair value-based test. We believed that the carrying value of our uniform segment finite life intangible assets exceeded their fair value and therefore, recorded an impairment charge of approximately $0.6 million.

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

Income Taxes

Income tax expense for the year ended December 31, 2006 was approximately $15.5 million, compared to an income tax benefit of approximately $9.5 million for the prior year period. We account for income taxes in accordance with SFAS 109. Under SFAS

No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. We performed our regular assessment of realization of our net deferred tax assets as of September 30, 2006. SFAS109 requires that all available evidence, both positive and negative, be considered in determining whether a valuation allowance is needed relating to net deferred tax assets. Cumulative losses in recent years represent significant negative evidence under SFAS No.109. After our assessment as of September 30, 2006, we concluded, based on the criteria outlined in SFAS No. 109, that the significance of the negative evidence of cumulative losses from the most recent years could not be overcome as there was insufficient objective evidence at this time that the deferred tax assets would be realized through future taxable income or available tax planning strategies. Accordingly, we recorded a non-cash charge in the third quarter of 2006 of $18.0 million to increase the valuation allowance against net deferred tax assets. With this increase, we have a full valuation allowance against our net deferred tax assets. This non-cash charge has been recorded in the provision for income taxes in the accompanying consolidated statement of operations. We expect to continue to record a full valuation allowance on future tax benefits until other positive evidence is sufficient to justify realization. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings. Please see Note 15 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had $2.0 million of restricted cash and net working capital of approximately $2.2 million compared to approximately $2.9 million of cash, cash equivalents and short-term investments and net working capital of approximately $6.5 million at December 31, 2006. As of December 31, 2007, we had no long-term investments compared to approximately $3.9 million as of December 31, 2006. As of December 31, 2007, we had borrowings under our line of credit agreement with Bank of America of approximately $2.0 million compared to $4.2 million borrowings as of December 31, 2006. The decrease in cash, cash equivalents, restricted cash and short-term investments fiscal 2007 was primarily attributable to cash payments for our school partner incentive accruals, used textbooks we acquired during our fiscal 2007 buyback campaign and cash used to fund operating losses. This decrease was partially offset by the collection of certain receivables due from B&T.

As of December 31, 2007, our principal commitments consisted of borrowings under our line of credit agreement with Bank of America, obligations outstanding under operating leases, our service agreement with SchoolOne, and accounts payable. Beginning in the second quarter of 2006, we moved aggressively to launch service offerings outside our core book and uniform offerings. Significant costs and cash expenditures were incurred in this effort. In November 2006, due to the financial impact of cost increases together with limited new revenue generation from non-book/uniform service offerings, efforts to launch service offerings outside the book and uniform areas were terminated or suspended. Significant cost reductions have been implemented, and our current strategy includes only the book and school supplies businesses. As a result, we experienced a reduction in cash used in fiscal 2007 as compared to fiscal 2006.

Net cash used in operating activities was $(2.0) million, $(6.5) million and $(2.5) million during the years ended December 31, 2007, 2006 and 2005, respectively. The change in operating cash flows of $4.5 million during the year ended December 31, 2007 from the prior year period was primarily due to an increase in payments made against accounts payable and accrued expenses, and a smaller decrease in other current assets related to year-end rebates received from B&T compared to the prior year period. This was offset by a decrease in cash expended for inventory and a decreased net loss for the year ended December 31, 2007. The change in operating cash flows of $(4.0) million during the year ended December 31, 2006 from the prior year period was primarily due to our net loss and inventory purchases partially offset by a decrease in other current assets related to payments made by B&T for deposits we had with them as of December 31, 2005 and the non cash tax charge associated with the valuation allowance taken against deferred tax assets in our third quarter of fiscal 2006.

Investing activities consist of acquisitions of businesses, capitalization of software developed for internal use, purchases of property, plant and equipment, purchases of software, purchases and sales of short-term and long-term investments and restricted cash, and proceeds from sales of property plant and equipment. Net cash provided by (used in) investing activities was $3.6 million, $(0.8) million, and $0.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. Total purchases of property, equipment and software, including capitalization of software, was approximately $0.9 million during the year ended December 31, 2007, a decrease of approximately $1.9 million over the comparable period in 2006 primarily due to the purchase of the LydiaLearn assets and infrastructure growth as we made significant investments in our people, processes and systems to accelerate the growth of our business in fiscal 2006. During the year ended December 31, 2007 we had sales of short-term and long-term investments of approximately $6.4 million, which we used to payoff our margin loan outstanding as of December 31, 2006, and to purchase a restricted cash investment with BOA to use as collateral against our line of credit, compared to net sales of short-term and long-term investments of $3.4 million during the comparable reporting period in 2006.

Also during the year ended December 31, 2007, we received cash proceeds of approximately $0.1 million resulting from sales of fixed assets no longer in service due to the closure of our IQ Digital Studios office in Akron, Ohio.

Net cash (used in) provided by financing activities was $(2.0) million, $4.9 million and, $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in financing activities in 2007 consisted of $2.0 million in borrowings under line of credit and $0.1 million cash proceeds from the exercise of stock options and warrants, offset by $4.2 million of payments made on the margin loan. Net cash provided by financing activities in 2006 consisted of $4.2 million of margin loan borrowings against our short and long-term investments and $0.7 million cash proceeds from the exercise of stock options and warrants. Net cash provided by financing activities in 2005 consisted of $0.3 million proceeds from the exercise of stock options and warrants.

Commitments

The following table provides an overview or our aggregate contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows for fiscal 2008 and in future periods are as follows (in thousands):

Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Capital lease obligations	$10	$8	$8	$8	$—	$—	$34
Line of Credit	2,002	—	—	—	—	—	2,002
SchoolOne	1,170	—	—	—	—	—	1,170
Operating lease obligations (1)	1,246	1,188	906	504	—	—	3,844

Sub lease income	(585)	(621)	(319)	—	—	—	(1,525)

Total	$3,843	$575	$595	$512	$—	$—	$5,525

(1)	Includes two months of commitments for the nine Campus Outfitter leases which were under lease as of December 31, 2007. The Company sold Campus Outfitters on February 27, 2008, including all of its real estate obligations. See Note 19 “Subsequent Events” to the consolidated financial statements.

As of the date of this filing, we lease approximately 44,929 square feet of office and warehouse space pursuant to four leases that are scheduled to expire between June 2010 and October 2011.

Our business is highly seasonal, with the vast bulk of our revenues and cash flow being earned during the back to school season in the third quarter of each year, we need to obtain capital from either the credit agreement, spending reductions or additional external financings. Without this, our cash, cash equivalents and investments would not be sufficient to fund our operating needs until the 2008 back to school season. Accordingly, on February 22, 2008 we entered into a both an Agreement and Plan of Merger and an Amended and Restated Revolving Line of Credit Loan Agreement and Security Agreement with affiliates of Follett Corporation, an unrelated privately held corporation. Under these agreements, we are receiving interim financing and, if interim funding were to cease, our cash and cash equivalents would not be sufficient to fund our operating needs until the 2008 back to school season, which raises substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 19 “Subsequent Events” to the consolidated financial statements.

RECENT ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement will have, if any, on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement will have, if any, on our condensed consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. Our cash equivalents, restricted cash, short-term investments and long-term investments are subject to interest rate risk. We manage this risk by maintaining a diversified investment portfolio of instruments with high credit quality and varying maturity dates. These instruments are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets and include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies. These instruments are denominated in U.S. dollars. The fair market value of cash equivalents, restricted cash, short-term investments and long-term investments held was $2.0 million and $6.4 million at December 31, 2007 and December 31, 2006, respectively. We also hold cash balances in accounts with commercial banks in the United States. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The weighted average yield on interest-bearing investments held as of December 31, 2007 was approximately 4.1% per annum. Based on our investment holdings at December 31, 2007, a 100 basis point decline in the average yield would have reduced our annual interest income by $20,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by Regulation S-X are included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 21, 2007, Varsity Group Inc., (the “Company”) dismissed PricewaterhouseCoopers LLP (the “former auditor”), as its independent registered public accounting firm. Effective June 21, 2007, the Company engaged McGladrey & Pullen, LLP as its new independent registered public accounting firm. The Company’s board of directors has approved the dismissal of the former auditor, and the appointment of McGladrey & Pullen, LLP as its new independent registered public accounting firm.

The reports of the former auditor on the Company’s financial statements for the years ended December 31, 2006 and December 31, 2005 contained neither an adverse opinion, or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended December 31, 2006 and December 31, 2005 and through June 21, 2007, there were no disagreements with the former auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the former auditors satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended December 31, 2006 and December 31, 2005 and through June 21, 2007, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except where noted below:

As of December 31, 2005, March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2007, the Company did not maintain effective controls over the accuracy of the calculation of earnings per share. Effective controls were not in place over the calculation of diluted shares outstanding for purposes of calculating diluted earnings per share. This control deficiency resulted in a computational error of the number of shares to be assumed as repurchased in the application of the treasury stock method that was not prevented or detected. Additionally, this control deficiency could result in a misstatement of earnings per share that would have resulted in a material misstatement to annual or interim financial statements that would not have been prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. The Company has previously disclosed this control deficiency with the SEC.

The Company has authorized the former auditors to respond fully to the inquiries of McGladrey & Pullen, LLP relating to the material weakness.

The Company provided the former auditor with a copy of this Current Report on form 8-K and requested that they furnish us with a letter addressed to the SEC stating whether or not they agree with the above statements. A copy of this letter is filed as an exhibit to this Form 8-K.

During the years ended December 31, 2006 and December 31, 2005 and through June 21, 2007, the Company did not consult McGladrey & Pullen, LLP regarding either:

1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that McGladrey & Pullen, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2) any matter that was either the subject of disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, our Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s principal executive officers, our Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer evaluated, together with other members of senior management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007; and, based on this review, the Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective, including the correction of the material weakness that management identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (see below), to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Managements Report on Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management identified a material weakness in internal control over financial reporting. Specifically, we did not maintain effective controls over the accuracy of the calculation of diluted shares outstanding used in our earnings per share calculation. The source of the error was an error in the functioning of a spreadsheet used to make the underlying computations. Accordingly, management concluded that our internal control over financial reporting was not effective as of December 31, 2006 and 2005. Since that time we have taken appropriate steps to remediate the identified material weakness by acquiring a third-party software product in our first quarter of fiscal 2006 to automate this process, with the new product to be run in parallel with the existing system. While the remediation measures immediately improved the design effectiveness of our internal control over financial reporting, we were not able to test the remediation of this material weakness until the Company’s quarter ended September 30, 2007 since it was the first quarter that the Company reported net income since the material weakness was first reported and thereby, the calculation of diluted shares outstanding was required. Accordingly, management concluded that the controls implemented to remediate this material weakness were effective as of September 30, 2007.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer/Chief Financial Officer and Chief Accounting Officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures are being made only in accordance with the authorization of the Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on its financial statements. There were no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Solicitation/Recommendation Statement on Schedule 14D-9, Annex I, filed in connection with the tender offer for our shares by VGI Acquisition Corp. On April 15, 2008, VGI Acquisition Corp. merged with and into Varsity Group, with Varsity Group continuing as the surviving corporation and a wholly-owned indirect subsidiary of Follett Corporation.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Solicitation/Recommendation Statement on Schedule 14D-9, Annex I, filed in connection with the tender offer for our shares by VGI Acquisition Corp. On April 15, 2008, VGI Acquisition Corp. merged with and into Varsity Group, with Varsity Group continuing as the surviving corporation and a wholly-owned indirect subsidiary of Follett Corporation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Solicitation/Recommendation Statement on Schedule 14D-9, Annex I, filed in connection with the tender offer for our shares by VGI Acquisition Corp. On April 15, 2008, VGI Acquisition Corp. merged with and into Varsity Group, with Varsity Group continuing as the surviving corporation and a wholly-owned indirect subsidiary of Follett Corporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Solicitation/Recommendation Statement on Schedule 14D-9, Annex I, filed in connection with the tender offer for our shares by VGI Acquisition Corp. On April 15, 2008, VGI Acquisition Corp. merged with and into Varsity Group, with Varsity Group continuing as the surviving corporation and a wholly-owned indirect subsidiary of Follett Corporation.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

McGladrey & Pullen billed the Company an aggregate of $190,000 in fees for professional services rendered in connection with the audit of the Company’s financial statements for fiscal year 2007 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the second and third quarters of fiscal 2007. PricewaterhouseCoopers LLP billed the Company an aggregate of $55,000 and $272,650 in fees for professional services rendered in connection with a review of the financial statements included in the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 and the audit of the Company’s financial statements for fiscal year and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during fiscal 2006, respectively. There were no Audit-Related Fees, Tax Fees or Other Fees billed in fiscal 2007 or fiscal 2006. All such fees relate to services, which were pre-approved by our Audit Committee.

Audit Committee Pre-approval Policy

The Audit Committee has adopted a policy relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to pre-approval procedures established by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) 1.	Consolidated Financial Statements. The following consolidated financial statements of registrant and its subsidiaries and report of independent auditors are included in Item 8 of this Form 10-K:

(a) Reports of Independent Registered Public Accounting Firm

(b) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006 and 2005

(c) Consolidated Balance Sheets as of December 31, 2007 and 2006

(d) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

(e) Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

(f) Notes to Consolidated Financial Statements

2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements or are not required under the related instructions, or are inapplicable and therefore have been omitted.

3.	Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K, and such Exhibit Index is incorporated herein by reference.

EXHIBIT	DESCRIPTION

2.1(4)	Purchase agreement between Varsity Group Inc. and Campus Outfitters, LLC.

2.2(9)	Purchase agreement between Varsity Group Inc. and IQ Digital Studios.

2.3(12)	Agreement and Plan of Merger among Varsity Group Inc., VGI Holdings Corp and VGI Acquisition Corp, dated February 22, 2008.

2.4	Membership Interest Purchase Agreement, dated February 27, 2008, by and among Schoolone.com LLC, Varsity Group Inc. and Campus Outfitters Group LLC.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(1)	Amended and Restated By-laws of the Company.

3.3(6)	Second Amended and Restated By-laws of the Company.

4.1(1)	Specimen Certificate of the Company’s common stock.

4.2(12)	Warrant, dated February 22, 2008 issued by Varsity Group Inc. in favor of VGI Financial Corp.

10.1(1)	Form of Indemnification Agreement entered into between the Company and its directors and executive officers.

10.2*	Second Amended and Restated 1998 Stock Option Plan.

10.3(1)	Amended and Restated Operating Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.4(1)	Amended and Restated Database License Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.5(1)	Amended and Restated Drop Ship Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999

10.6(1)	Promotional and Customer Service Agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of October 1, 1999.

10.7(1)*	Agreement for Eric J. Kuhn.

10.7b (5)*	Amended agreement dated February 15, 2006 between Varsity Group Inc. and Eric J. Kuhn.

10.7c (11)*	Second Amended agreement dated July 26, 2007 between Varsity Group Inc. and Eric J. Kuhn.

10.8(1)*	Employee Stock Purchase Plan.

10.9(8)*	Letter agreement and amended agreement dated November 16, 2006 between Varsity Group Inc. and James M. Craig

10.9b(11)*	Second amended agreement dated July 26, 2007 between Varsity Group Inc. and James M. Craig

10.9c (12)*	Employment agreement dated February 22, 2008 between Varsity Group Inc. and James M. Craig

10.10(12)*	Employment agreement dated February 22, 2008 between Varsity Group Inc. and John P. Griffin

10.11(2)*	Amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan approved by stockholders at the 2003 Annual Meeting of Stockholders.

10.12(5)*	Share Purchase Agreement dated November 12, 2004 between Varsity Group and Eric J. Kuhn, President and Chief Executive Officer.

10.13(4)	2004 / 2005 Fulfillment letter agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of February 17, 2004.

10.14(4)	Amended and Restated 2004 / 2005 fulfillment letter agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of July 15, 2005.

10.15(4)	2007/2008 Fulfillment letter agreement by and between Baker & Taylor, Inc. and Varsity Group Inc. dated as of July 15, 2005.

10.16(10)	Services and Management agreement between Varsity Group Inc. and SchoolOne.com LLC

10.17(14)	Line of Credit Agreement between Varsity Group Inc. and Bank of America, N.A. dated March 8, 2007

10.18(12)	Amended and Restated Revolving Line of Credit Loan Agreement and Security Agreement between Varsity Group Inc. and VGI Financial Corp.

21.1(1)	List of Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (included on Signature Page to this report).

31.1	Certification of Chief Executive Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(13)	Varsity Group Inc.’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on March 7, 2008

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-89049).

(2)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(3)	Incorporated herein by reference to the exhibits to the Company’s Annual report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(5)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 14, 2006.

(6)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 27, 2007.

(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated June 6, 2006.

(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated November 16, 2006.

(9)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated May 1, 2006.

(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 14, 2006 and amended on Form 8-K December 20, 2006.

(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated July 25, 2007.

(12)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated February 29, 2008.

(13)	Incorporated herein by reference to the Form 14D-9 dated March 7, 2008.

(14)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated March 8, 2007.

*	Indicates a management contract or compensatory plan or arrangement.

(B) EXHIBITS.

The Company hereby files as part of this Form 10-K the exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above. Exhibits can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C., 20549. In addition we are required to file electronic versions of these documents with the SEC through the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Fairfax, Virginia, on the 23rd day of April 2008.

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

Signature	Title	Date

/s/ James Craig James Craig	Chief Executive Officer and President (Principal Executive Officer, Principal Financial Officer)	April 23, 2007

/s/ John P. Griffin John Griffin	Chief Accounting Officer (Chief Accounting Officer)	April 23, 2007

/s/ Jay Amond Jay Amond	Director	April 23, 2007

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders

Varsity Group Inc.

We have audited the consolidated balance sheet of Varsity Group Inc. as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Varsity Group Inc. as of December 31, 2007, and the results of its operations and its cash flows for year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is not in compliance with covenants under its credit facility. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Vienna, Virginia

April 23, 2008

To the Board of Directors and

Stockholders of Varsity Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Varsity Group Inc. and its subsidiaries at December 31, 2006 , and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

April 10, 2007

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2007, 2006 and 2005

(in thousands, except per share data)

	2007	2006	2005
Net Sales
Textbooks	$35,470	$41,903	$40,663
Uniforms	5,663	7,855	5,768
Solutions	—	308	—
Shipping	3,275	3,840	3,638

Total net sales	44,408	53,906	50,069

Operating Expenses
Cost of textbooks	25,152	28,846	28,187
Cost of uniforms	4,287	4,433	2,645
Cost of solutions	—	186	—
Cost of shipping	3,587	3,996	2,868
Sales and marketing	12,310	14,662	9,275
General and administrative	8,779	11,398	4,855
Amortization of acquired intangibles	3	220	91
Impairment of goodwill and acquired intangibles	—	3,257	—

Total operating expenses	54,118	66,998	47,921

(Loss) income from operations	(9,710)	(13,092)	2,148

Other income, net
Interest income	97	377	480
Interest expense	(193)	(78)	(29)
Other (expense) income	(102)	(55)	16

Other income, net	(198)	244	467

(Loss) income before income taxes	(9,908)	(12,848)	2,615
Income tax (expense) benefit	(21)	(15,530)	9,514

Net (loss) income	$(9,929)	$(28,378)	$12,129

Net (loss) income per share
Basic	$(0.53)	$(1.59)	$0.72

Diluted	$(0.53)	$(1.59)	$0.64

Weighted average shares
Basic	18,753	17,809	16,947

Diluted	18,753	17,809	18,831

Comprehensive (loss) income:
Net (loss) income	$(9,929)	$(28,378)	$12,129
Other comprehensive loss:
Change in unrealized gain (loss) on investments	—	105	(100)

Total comprehensive (loss) income	$(9,929)	$(28,273)	$12,029

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(in thousands, except par values)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$—	$436
Restricted cash	2,020	—
Short-term investments	—	2,498
Accounts receivable, net of allowance for doubtful accounts of $116 at December 31, 2007 and $203 at December 31, 2006, respectively	662	1,673
Inventory	5,903	8,636
Other	716	2,532

Total current assets	9,301	15,775
Property and equipment, net of depreciation	622	1,156
Software developed for internal use, net of amortization	2,281	2,090
Intangible assets, net of amortization	4	8
Goodwill	511	511
Long-term investments	—	3,949
Other assets	205	159

Total assets	$12,924	$23,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,980	$2,384
Other accrued expenses and other current liabilities	2,103	2,654
Margin loan	—	4,205
Line of credit	2,002	—
Taxes payable	15	56

Total current liabilities	7,100	9,299
Long-term liabilities:
Other non-current liabilities	973	157

Total liabilities	8,073	9,456

Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock: $.0001 par value, 20,000 shares authorized; 0 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, $.0001 par value, 60,000 shares authorized, 20,176 and 19,575 shares issued and 18,961 and 18,360 shares outstanding at December 31, 2007 and 2006, respectively	2	2
Additional paid-in capital	91,307	90,721
Accumulated unrealized loss on investments	—	(2)
Accumulated deficit	(84,725)	(74,796)
Treasury stock, $.0001 par value, 1,215 at December 31, 2007 and 2006, respectively	(1,733)	(1,733)

Total stockholders’ equity	4,851	14,192

Total liabilities and stockholders’ equity	$12,924	$23,648

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(in thousands, except share data)

	Common Stock		Add’l Paid-In Capital	Accum Deficit	Accumulated Comprehensive Loss	Treasury Stock
Description	Shares	Amt					Totals
Balance at December 31, 2004	16,754,343	$2	$88,273	$(58,547)	$(7)	$(1,733)	27,988
Issuance of common stock – options exercised	249,359		339				339
Shares issued – acquisition	123,967		695				695
Warrants exercised	10,145						—
Unrealized loss on investments					(100)		(100)
Net income				12,129			12,129

Balance at December 31, 2005	17,137,814	2	89,307	(46,418)	(107)	(1,733)	41,051
Issuance of common stock – options exercised	1,066,306		719				719
Warrants exercised	25,000		27				27
Restricted Stock	130,759		350				350
Non-cash compensation			318				318
Change in unrealized gain/loss on investments					105		105
Net loss				(28,378)			(28,378)

Balance at December 31, 2006	18,359,879	2	90,721	(74,796)	(2)	(1,733)	$14,192
Issuance of common stock – options exercised	98,000		124				124
Shares issued – contingent payment	502,776						—
Non-cash compensation			462				462
Change in unrealized gain/loss on investments					2		2
Net loss				(9,929)			(9,929)

Balance at December 31, 2007	18,960,655	$2	$91,307	$(84,725)	$0	$(1,733)	$4,851

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Operating activities:
Net (loss) income	$(9,929)	$(28,378)	$12,129
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	1,163	1,831	545
Provision for bad debt	(132)	195	109
Lease termination costs	764	—	—
Goodwill and intangible impairment	—	3,257	—
Deferred income tax	—	15,524	(9,623)
Non-cash stock compensation	462	725	—
Changes in operating assets and liabilities:
Accounts receivable	1,144	367	(1,045)
Inventory	2,733	(4,160)	629
Other current and non-current assets	1,814	2,671	(4,001)
Accounts payable	596	529	(746)
Other accrued expenses and other current liabilities	(584)	1,259	(410)
Taxes payable	(41)	(280)	(123)

Net cash (used in) operating activities	(2,010)	(6,460)	(2,536)

Investing activities:
Payments for acquisition of businesses	—	(1,308)	(3,065)
Purchases of property, equipment and software developed for internal use	(910)	(2,787)	(1,011)
Proceeds from sales of property and equipment	92	—	—
Payments for intangible asset	—	(25)	—
Sales of short-term investments	2,498	850	9,150
Purchases of short-term investments	—	—	(5,500)
Sales of long-term investments	3,907	2,500	7,000
Purchases of long-term investments	—	—	(6,500)
Increase in restricted cash	(2,020)	—	—

Net cash (used in) provided by investing activities	3,567	(770)	74

Financing activities:
Borrowings (payments) under margin loan	(4,205)	4,205	—
Borrowings under line of credit	2,002	—	—
Bank overdraft	146	—	—
Payments for capital lease obligations	(60)	(18)	(9)
Proceeds from exercise of stock options and warrants	124	746	339

Net cash provided by (used in) financing activities	(1,993)	4,933	330

Net (decrease) in cash and cash equivalents	(436)	(2,297)	(2,132)
Cash and cash equivalents at beginning of period	436	2,733	4,865

Cash and cash equivalents at end of period	$—	$436	$2,733

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37	$166	$124
Cash paid for interest	$193	$75	$29
Acquisition of IQ Digital (May 2006) and Campus Outfitters (May 2005)
Fair value of inventory acquired	$—	$—	$(2,642)
Fair value fixed assets and other assets acquired	—	(444)	(199)
Identified intangible assets	—	(136)	(809)
Goodwill	—	(712)	(2,427)
Fair value of liabilities assumed	—	34	2,317
Issuance of stock for acquisition	—	—	695

Cash expended for acquisitions	—	(1,258)	(3,065)

Cash paid against acquisition accruals and adjustments to goodwill	—	(50)	—

Total cash expended for acquisitions	$—	$(1,308)	$(3,065)

See accompanying notes to consolidated financial statements.

VARSITY GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Varsity Group Inc. (the “Company”) was incorporated on December 16, 1997 and launched its website, www.varsitybooks.com, in August 1998, at which time the Company began generating revenues. Varsity Group is an outsourcing solutions provider for the education community. Varsity Group offers schools a comprehensive eCommerce solution for their textbook procurement operations and until the sale of its Campus Outfitters subsidiary on February 27, 2008, was a provider of uniform apparel needs for schools and businesses with physical retail locations in Indiana, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio and Texas.

GOING CONCERN

As of December 31, 2007, we had approximately $2.0 million of restricted cash, pledged as collateral against $2.0 of borrowings under our line of credit agreement with Bank of America. As of December 31, 2007 we were not in compliance with the minimum tangible net worth covenant under the credit agreement and had not received a waiver. Given the covenant non-compliance, we were in default under the credit agreement and it was highly uncertain as to our ability to obtain funds under the agreement beyond the outstanding loan balance as of December 31, 2007 As our business is presently highly seasonal, with the vast bulk of our revenues and cash flow being earned during the back to school season in the third quarter of each year, we need to obtain capital from either the credit agreement, spending reductions or additional external financings. Without this, our cash, cash equivalents and investments would not be sufficient to fund our operating needs until the 2008 back to school season.

On February 22, 2008 we entered into a both an Agreement and Plan of Merger and an Amended and Restated Revolving Line of Credit Loan Agreement and Security Agreement with affiliates of Follett Corporation, an unrelated privately held corporation. Under these agreements, we are receiving interim financing and, if interim funding were to cease, our cash and cash equivalents would not be sufficient to fund our operating needs until the 2008 back to school season, which raises substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FAIR VALUE INFORMATION

The carrying amounts of current assets, long term investments and current liabilities approximate fair value.

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

Cash, cash equivalents, restricted cash and short-term investments are comprised of amounts in operating accounts, restricted cash held as collateral against the Company’s borrowing base (See “Financing Arrangements” below), money market investments and other short-term, highly liquid investments. Each is recorded at cost, which approximates market value. The Company’s policy is to record investment securities with original remaining maturities of three months or less as cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. The Company designates its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments. The balance at December 31, 2007 was comprised of $2.0 million in restricted cash. The balance at December 31, 2006 was comprised of $0.4 million in operating accounts, and $2.5 million in short-term investments.

LONG-TERM INVESTMENTS

Long-term investments are designated as available-for-sale and, accordingly, are presented at fair value with unrealized gains and losses reported as a component of stockholders’ equity on the Company’s balance sheets. There were no long-term investments at December 31, 2007 compared to a balance at December 31, 2006 of $3.9 million.

MARGIN LOANS ON SHORT-TERM AND LONG-TERM INVESTMENTS

The Company had the ability to borrow on margin against up to 70% of its outstanding short and long-term investments. On December 31, 2006, margin loans against outstanding short and long-term investments were approximately $4.2 million with an annual interest rate computed daily of approximately 5.5%. These short and long-term investments were liquidated and the margin loans repaid during the first fiscal quarter of 2007.

FINANCING ARRANGEMENTS

On March 8, 2007, the Company entered into a Revolving Line of Credit Loan Agreement and Security Agreement with Bank of America, N.A. (“BOA”) in which BOA will lend up to a maximum amount of $5 million to assist in funding the Company’s seasonal cash requirements. Under the facility, the Company may use up to $1 million of the $5 million borrowing ceiling to issue letters of credit.

Interest on outstanding balances is calculated and paid monthly in arrears based on the 30 day LIBOR rate then in effect plus 2.25%. The interest rate at December 31, 2007 was 6.71%. A daily commitment fee of 0.25% per annum is paid monthly in arrears on the unused portion of the facility.

Borrowing ceiling levels are established monthly by establishing a Borrowing Base calculated as the sum of the following percentages of asset groupings: 100% of eligible restricted cash investments; 80% of eligible commercial accounts receivable; 50% of the eligible value of new book inventory; 25% of the eligible value of used book inventory and 50% of the eligible value of apparel inventory. The Borrowing Base on December 31, 2007 exceeded the borrowing ceiling therefore the borrowing ceiling on December 31, 2007 was limited to the maximum $5.0 million. As of December 31, 2007, the amount of borrowings under the facility was approximately $2.0 million, with $3.0 million remaining available to borrow.

A $2.0 million restricted cash investment is required to be maintained at all times with BOA as the investment collateral portion of the borrowing base. The facility is secured by substantially all of the Company’s assets. The agreement terminates on April 30, 2008.

The agreement is subject to various restrictive covenants, which include restrictions on the use of loan proceeds, the sale or transfer of assets, incurring additional indebtedness, acquisitions of assets and other business, investments of assets, loans made by the Company, repurchases of Company securities and change of control. The agreement is subject to the Company’s compliance with a minimum tangible net worth covenant. At December 31, 2007, the Company was not in compliance with the minimum tangible net worth covenant. The Company requested a waiver of non-compliance with this covenant from BOA. BOA did not grant the waiver, accordingly, the Company proceeded with alternative financing (see Note 19).

CONCENTRATIONS OF CREDIT RISK

Accounts receivable consists primarily of amounts due from certain of the Company’s schools. The Company monitors its accounts receivable balances to assess any collectability issues. The Company recorded an allowance for potentially uncollectible receivables of $116,000 and $203,000 at December 31, 2007 and 2006, respectively. The allowance for potentially uncollectible receivables is included as a reduction of accounts receivable in the accompanying consolidated balance sheet. Bad debt expense for the years ended December 31, 2007, 2006 and 2005 was $132,000, $195,000 and $109,000, respectively.

LIQUIDITY

The Company’s business is presently highly seasonal, with the vast bulk of its revenues from the sale of books and apparel being earned during the back to school season in the third quarter of each year. In addition, beginning in the second quarter of 2006, the Company moved aggressively to launch service offerings outside its core book and uniform offerings. The Company experienced significant cash expenditures in this effort. In November 2006, due to the financial impact of cost increases and cash expenditures together with limited new revenue generation from non-book/uniform service offerings, efforts to launch service offerings outside the book and uniform areas were terminated or suspended. Significant cost reductions were implemented, and the Company’s 2007 strategy included only the book, uniform and school supplies businesses. The Company’s net cash position at December 31, 2006 was approximately $9.8 million lower compared to the prior period. In March 2007, the Company entered into a

Revolving Line of Credit Loan Agreement and Security Agreement with Bank of America, N.A. (“BOA”) in March 2007 to assist in funding the Company’s seasonal cash requirements.

EAs of December 31, 2007 our cash, cash equivalents and restricted cash were not sufficient to fund our operating needs until the 2008 back to school season. Accordingly, the Company proceeded with alternative financing (see Note 19).

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

SALES AND MARKETING

Within our textbook solution, we create a customized virtual bookstore for each partner program school which is accessed by parents and students of the school for the purchase of textbooks. Revenue sharing payments to the

Company’s partnership program schools are accrued as the related revenue is earned. Such amounts are included as a component of sales and marketing expense in the accompanying consolidated statements of operations. The Company recognized an expense of approximately $1.9 million, $1.7 million, and $1.2 million for payments earned by its partnership program schools for the years ended December 31, 2007, 2006 and 2005, respectively. Liabilities to such schools were approximately $1.5 million and $1.6 million as of December 31, 2007 and 2006, respectively.

The Company’s agreement with Baker & Taylor, a leading distributor of books and our outsource order fulfillment provider, provides for assignment of separate values to the separate services provided by B&T: supply of books, shipping and other services, including website content and customer database management. Such assignment is based on the relative fair value of each element as determined by B&T. The Company has included in “cost of textbooks” in its statement of operations the cost of purchased books from B&T, the cost of shipping charges from B&T in “cost of shipping”, and the cost of other services including website content and customer database management charged by B&T in the “sales and marketing” section of its statement of operations. Expenses associated with these agreements recorded in the “sales and marketing” section of its statement of operations totaled $1.9 million, $2.2 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective approach, which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS No. 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company previously accounted for its stock-based compensation plans under the recognition and measurement provisions of APB 25 and related interpretations, and provided the disclosure-only provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148”) “Accounting for Stock Based Compensation Transition and Disclosure.” See Note 13.

Had the Company accounted for its stock-based compensation plan in fiscal 2005 using the fair value based method of accounting in accordance with the provisions as required SFAS 123, as amended by SFAS 148, the Company’s net income and income per basic and diluted share amounts would have been as follows, in thousands:

Fiscal Year ended December 31,
2005
Net income as reported	$12,129
Less: SFAS No. 123 stock-based compensation expense, net tax	(5,696)
Add: APB No. 25 stock-based compensation expense	—

Pro forma net income	$6,433

Net income per share as reported
Basic	$0.72
Diluted	$0.64
Pro forma net income per share
Basic	$0.38
Diluted	$0.34

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code Section 382, future income projections and the overall prospects of our business. Effective January 1, 2007 the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 15.

SEGMENT REPORTING

In fiscal 2007, the Company’s operations were aggregated into two business segments across domestic markets: textbook trade and uniform trade. International sales are not material. Substantially all of the Company’s operating results and all of its identifiable assets are in the United States.

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

As of December 31, 2007 and 2006, B&T owed the Company approximately $0.3 million, net, and $1.4 million, net, respectively, related to Company owned textbooks that were returned to publishers for credit during the fourth quarter in each of those fiscal years and other rebates or credits. Balances owed to the Company are included in other current assets in our Consolidated Balance Sheets as of December 31, 2007 and 2006.

4. ACQUISITIONS, PURCHASE OF ASSETS AND DISPOSITION OF ASSETS

On May 1, 2006, the Company acquired substantially all the assets of IQ Digital Studios (“IQ Digital”) from White Hat Ventures, LLC for approximately $1.3 million cash plus the assumption of certain liabilities. IQ Digital was based in Akron, Ohio and was an advertising agency focused on educational branding, communications and marketing. The purchase price allocation was as follows: $712,000 to goodwill, $444,000 to fixed assets and other assets, $136,000 to other acquired intangibles and $34,000 to assumed liabilities. The goodwill and most of the acquired intangible assets associated with the purchase were fully impaired during the Company’s fourth quarter of fiscal 2006.

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

On May 26, 2005, the Company acquired substantially all of the assets of privately held Campus Outfitters, LLC, for cash of approximately $3.1 million and 123,967 shares of common stock valued at approximately $0.7 million, for an aggregate purchase price of approximately $3.8 million, plus the assumption of certain liabilities. On June 1, 2007, the Company was required to make an additional contingent payment, in shares of the Company’s stock, of 502,776 shares since the recipients of the original 123,967 shares of common stock did not sell, pledge, or in any way transfer the common stock before the two year anniversary of the acquisition close date and the value of the Company’s common stock was not equal to or greater than the per share purchase price on the two year anniversary date. During the fourth quarter of fiscal 2006, the Company determined that the uniform goodwill resulting from the Campus acquisition was impaired and accordingly, the Company recorded a goodwill impairment charge of approximately $1.9 million. Also during the fourth quarter of fiscal 2006 the Company determined that the finite life intangible assets resulting from the Campus acquisition were impaired and accordingly, the company recorded an impairment charge against finite life intangible assets of approximately $0.6 million. On February 27, 2008, the Company sold Campus Outfitters to SchoolOne.com LLC (see Note 19).

The results of operations for Campus Outfitters have been included in the Company’s operations since the acquisition date. Unaudited pro forma results of operations for the year ended December 31, 2005 are included below. Such pro forma information assumes that the acquisition had occurred as of the beginning of each period presented. This summary is not necessarily indicative of what the Company’s results of operations would have been had the Company and Campus Outfitters been a consolidated entity during such periods, this information is unaudited and does not purport to represent results of operations for any future periods (in thousands, except per share data):

December 31,
2005
Net revenue	$51,355
Net income	11,733
Diluted net income per share	0.62

5. OTHER CURRENT ASSETS

The following is a summary of other current assets as of December 31, 2007 and 2006 (in thousands):

	December 31,	December 31,
	2007	2006
Other Current Assets
Amounts due from B&T, net	$336	$1,357
Returns in transit	155	605
Other	225	570

	$716	$2,532

•

Amounts due from B&T, net, result from Company owned textbooks that B&T has returned to publishers for credit during the fourth quarter of fiscal 2007 and fiscal 2006, respectively net of amounts payable that the Company owes to B&T as of December 31, 2007 and December 31, 2006, respectively; and

•

Returns-in-transit consists of new textbooks that the Company returned to publishers for credit during the fourth quarter of fiscal 2007 and fiscal 2006, respectively that had not yet been processed by the publishers as of December 31, 2007 and December 31, 2006, respectively.

6. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following is a summary of our cash, cash equivalents, restricted cash and investments as of December 31, 2007 and 2006 (in thousands):

	Cost	Realized Loss	Unrealized Loss	Market
December 31, 2007
Restricted Cash	$2,020	—	—	$2,020

	Cost	Realized Loss	Unrealized Loss	Market
December 31, 2006
Cash	$436	—	—	$436
Short-term investments	2,500	—	(2)	2,498

Total cash, cash equivalents and short-term investments	2,936	—	(2)	2,934
Long-term investments	4,000	(51)	—	3,949

Total cash, cash equivalents and investments	$6,936	(51)	(2)	$6,883

7. INVENTORIES

Inventories, consisting of products available for sale, are valued at the lower of cost or market value net of an allowance for obsolescence and are accounted for principally using the FIFO method. The Company’s inventory balance as of December 31, 2007 and December 31, 2006 consists of (in thousands):

	December 31, 2007	December 31, 2006
New textbooks, net	$2,461	$3,739
Used textbooks, net	1,379	1,724
Uniforms and apparel, net	2,063	3,173

	$5,903	$8,636

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

•

Uniforms and apparel consists of school uniform related inventory held at our Campus Outfitters warehouses or retail locations. In fiscal 2007, the Company’s uniform business experienced a significant decline in revenue and schools served as compared to its fiscal 2006 season. As a result, an inventory turnover analysis was performed. Accordingly, the Company wrote down its uniform inventory by approximately $1.3 million to better align inventory values at December 31, 2007 with prospective future sales to active schools served. This write down in included in the cost of uniforms in the Company’s consolidated statements of operations and comprehensive loss.

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

8. PROPERTY & EQUIPMENT

Property and equipment consist of the following at December 31, (in thousands):

	December 31,
	2007	2006
Computer equipment	$1,769	$1,753
Software	260	252
Machinery and other	189	224
Leasehold improvements	166	161
Furniture and fixtures	204	245

	2,588	2,635
Less: accumulated depreciation	(1,966)	(1,479)

Fixed assets, net	$622	$1,156

Depreciation expense was approximately $0.5 million, $0.8 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the $0.8 million 2006 depreciation expense was write downs of approximately $0.1 million related to the closure of the Company’s IQ Digital office.

9. SOFTWARE DEVELOPED FOR INTERNAL USE

The Company capitalized software developed for internal use costs of $0.8 million and $1.7 million for fiscal 2007 and 2006, respectively. The Company recorded related amortization of $0.6 million, $0.8 million and $0.2 million for fiscal 2007, 2006 and 2005, respectively, in accordance with SOP 98-1. Costs associated with software developed for internal use are capitalized as they are incurred and are amortized on a straight-line basis over a period of three to five years after completion or acquisition of the software. Included in the $0.8 million 2006 amortization expense was the write-off of the remaining value of the Lydia Learn assets of approximately $0.3 million.

10. INTANGIBLE ASSETS AND GOODWILL

As required by SFAS 142, the Company tests goodwill for impairment annually and any time a triggering indicator exists. During the Company’s third and fourth quarters of 2006, the uniform business of Campus Outfitters experienced unexpected operational difficulties which negatively affected its financial performance and the overall performance of Varsity Group. Accordingly, the Company performed a goodwill impairment test for its uniform reporting unit as of December 31, 2006 by applying a fair value-based test and the Company believed that the carrying value of the uniform segment goodwill exceeded the fair value of its goodwill and therefore, recorded a goodwill impairment charge of approximately $1.9 million. The fair value of the uniform segment was determined using a discounted cash flow analysis. This conclusion was based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the uniform reporting unit that have reported goodwill. As a result of this goodwill impairment charge, in accordance with SFAS 144, the Company performed additional impairment testing for finite life intangible assets acquired as part of its acquisition of Campus Outfitters for its uniform reporting unit as of December 31, 2006 by applying a fair value-based test. The Company believed that the carrying value of its uniform segment finite life intangible assets exceeded their fair value and therefore, recorded an impairment charge of approximately $0.6 million. This conclusion was based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the uniform reporting unit. The determination of the value of such intangible assets and the annual impairment tests required by SFAS 142 and SFAS 144 requires management to make estimates of future revenues, customer retention rates, estimated useful lives and other assumptions that affect the Company’s consolidated financial statements. The goodwill and finite life intangible assets impairment expense is included in the Company’s Impairment of Goodwill and Acquired Intangibles line item in the Company’s Consolidated Statement of Operations for the fiscal year ended December 31, 2006.

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

During the fourth quarter of fiscal 2007, the Company performed its goodwill impairment test for its textbook reporting unit by applying a fair value-based test and management concluded that goodwill was not impaired and therefore, no impairment loss was recorded. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting unit that has reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value. The determination of the value of such intangible assets and the annual impairment tests required by SFAS 142 requires management to make estimates of future revenues, customer retention rates, estimated useful lives and other assumptions that affect our consolidated financial statements.

There were no changes in the amount of carrying value of goodwill in the fiscal year ended December 31, 2007.

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

Amortization expense related to the Company’s acquired intangible assets was approximately $3,000 in 2007 compared to $0.9 million in 2006, including approximately $0.7 million of impairment write-offs in fiscal 2006.

Intangible assets resulting from (i) the purchase price allocation of the May 2005 Campus Outfitters acquisition; (ii) the non-compete agreement associated with the purchase of the LydiaLearn assets in March 2006; and (iii) the purchase price allocation of the May 2006 IQ-Digital acquisition, were as follows (in thousands):

	Life	Gross Assets	Accumulated Amortization	FY06 Impairments	Net Assets as of Dec. 31, 2007
December 31, 2007
Customer related assets
Campus Outfitters	10 yrs	$491	$78	$413	$—
IQ Digital	1yrs	76	44	32	—
Non-compete agreements
Campus Outfitters	3 yrs	178	94	84	—
IQ Digital	2 yrs	50	15	35	—
Lydia Learn	4 yrs	25	4	21	—
Trademark
Campus Outfitters	3 yrs	140	74	66	—
IQ Digital	3 yrs	10	6	—	4

Total		$970	$315	$651	$4

11. COMMITMENTS AND CONTINGENCIES

LEASES AND OTHER CONTRACTUAL OBLIGATIONS

The Company’s headquarters is located at 2677 Prosperity Avenue Ste 250 Fairfax, VA 22031. The Company currently occupies approximately 44,929 square feet of office and warehouse space pursuant to four leases that are scheduled to expire between June 2010 and October 2011.

The Company entered into a Services and Management Agreement with SchoolOne.com LLC (“SchoolOne”) in which SchoolOne will develop the Company’s new technology and provide services and support for the Company’s processes and systems.

Rent expense under operating leases was approximately $2.3 million, $1.3 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the fiscal 2007 rent expense of $2.3 million was approximately $0.8 million of lease termination costs and/or costs associated with ceasing to use certain facilities. The remaining payments associated with the Company’s commitments are as follows:

Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Capital lease obligations	$10	$8	$8	$8	$—	$—	$34
Line of Credit	2,002	—	—	—	—	—	2,002
SchoolOne	1,170	—	—	—	—	—	1,170
Operating lease obligations (1)	1,246	1,188	906	504	—	—	3,844

Sub lease income	(585)	(621)	(319)	—	—	—	(1,525)

Total	$3,843	$575	$595	$512	$—	$—	$5,525

(1)	Includes two months of commitments for the nine Campus Outfitter leases which were under lease as of December 31, 2007. The Company sold Campus Outfitters on February 27, 2008, including all of its real estate obligations (see Note 19).

LEGAL PROCEEDINGS

The Company is party to various legal proceedings and claims incidental to our business. Management does not believe that the resolution of any such matters that are pending as of the date of this report will have a material adverse effect on the results of operations or financial condition of our Company.

12. STOCKHOLDERS’ EQUITY

AUTHORIZED CAPITAL

At December 31, 2007, the Company was authorized to issue 20,000,000 shares of preferred stock, $.0001 par value per share, and 60,000,000 shares of common stock, $.0001 par value per share.

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

As of December 31, 2007, there were no outstanding warrants of the Company’s common stock.

TREASURY SHARES

In November 2004, the Company repurchased 83,334 shares of the Company’s common stock from an officer of the Company for approximately $0.5 million. The purchase price of the shares was $6.00 per share, representing a five percent discount from the 30-day trailing average prior to the repurchase date. In October 2003, the Company repurchased 175,000 shares of the Company’s common stock from two officers of the Company for approximately $0.7 million. The purchase price of the shares was $3.765 per share, representing a five percent discount from the 30-day trailing average prior to the repurchase date. These transactions had no effect on the Company’s results of operations. As of December 31, 2007, the Company’s cumulative repurchases totaled 1,215,397 shares for approximately $1.7 million in cash.

13. STOCK-BASED COMPENSATION

On October 2, 1998, the Company adopted the 1998 Stock Plan (the “Plan”), which was amended and restated in fiscal year 2000 and further amended in 2003, and under which incentive stock options, non-qualified stock options, restricted stock or stock rights, or any combination thereof may be granted to the Company’s employees and directors. As of March 31, 2008, there were 8.6 million shares authorized under the Plan, subject to increase annually on the date of our annual meeting of stockholders by (i) three percent of the Company’s outstanding common stock on such date, (ii) 750,000 shares, or (iii) such lesser amount as the Company’s Board may determine. The Company had reserved an additional 1,340,000 shares of its common stock for future option grants. The Board of Directors, or a Committee appointed by the Board, administered the Plan and determined the individuals to whom options will be granted, the number of options granted, the exercise price and vesting schedule. Options were exercisable at prices established at the date of grant and have a term of ten years and vesting periods between one and 60 months. Vested options held at the date of termination may be exercised within three months. Shares issued under the plan upon option exercise or granting of restricted stock were generally issued from authorized but previously unissued shares. The Board of Directors has terminated the Plan effective April 15, 2008, pursuant to the completion of the acquisition by Follett Corporation.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. The Company previously applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provided the required pro forma disclosures of SFAS 123. The adoption of SFAS 123R resulted in stock-based compensation expense of approximately $462,000 and $725,000 for the years ended December 31, 2007 and 2006, respectively. This stock-based compensation expense negatively impacted basic and diluted loss per share by approximately $0.02 and $0.04 per share for the years ended December 31, 2007 and 2006, respectively.

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

The weighted-average fair value of options granted during the year ended December 31, 2007 was $0.76, compared to $1.89 and $2.37 for the years ended December 31, 2006 and 2005, respectively. There were 1,234,500 options granted during the year ended December 31, 2007. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation expense. The following weighted-average assumptions were used for grants during the year ended December 31:

	Fiscal Years Ended December 31,
	2007	2006	2005
Expected volatility	63.0%	54.3%	50.0%
Risk-free rate	4.85%	4.88%	3.63%
Expected term	6.3 years	6.1 years	2 – 6 years
Dividend yield	0.0%	0.0%	0.0%

The Company’s computation of expected volatility for grants during the fiscal years ended December 31, 2007 and December 31, 2006 is based on the historical volatility of the Company’s stock over a period generally commensurate with the expected term of the share option. The Company used the simplified method under SAB 107 to calculate the expected term for grants during the years ended December 31, 2007 and December 31, 2006. The risk-free interest rate for periods corresponding to the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company currently recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

A summary of activity of all options is as follows (in thousands, except per share data and contractual term):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,513	4.73	7.00	$392
Granted	1,235	1.20
Exercised	(98)	1.27
Forfeited	(1,303)	6.85

Outstanding, December 31, 2007	3,347	2.70	7.63	$—

Exercisable, December 31, 2007	2,007	3.46	6.46	$—

The following table summarizes all stock options outstanding as of December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Stock Options	Weighted Average Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34 - $1.79	1,963,719	8.2	$1.25	771,910	$1.27
$2.15 - $4.60	704,124	7.0	$3.79	556,067	$3.65
$5.00 - $10.00	678,917	6.7	$5.77	678,917	$5.77

The aggregate intrinsic value in the above table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock. The closing price per share of the Company’s common stock on December 31, 2007 was $0.21. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $0.1 million. The intrinsic value is calculated as the difference between the market value as of the date of exercise and the exercise price of the shares.

As of December 31, 2007, unrecognized stock-based compensation expense related to stock options of approximately $1.1 million is expected to be recognized over a weighted-average period of 3.5 years.

Because of the Company’s net operating losses, the Company did not realize any tax benefits from the tax deductions from share-based payment arrangements during the fiscal years ended December 31, 2007 and December 31, 2006.

Restricted Stock

As of December 31, 2005, there were no shares of restricted stock outstanding. The Company issued 300,000 shares of restricted stock awards to its former CEO during the three months ended March 31, 2006 that had a weighted average grant date fair value of $4.19 per share, amounting to total compensation expense over the life of the award of approximately $1.3 million. These awards vest over a four-year period and are amortized on a straight-line basis to compensation expense over the life of the vesting period. On November 16, 2006, the CEO resigned from the Company and in accordance with terms of a termination agreement, the original restricted stock awards were modified. Prior to the CEO’s resignation, 42,000 restricted stock awards vested for a total compensation expense of approximately $0.2 million. Per the termination agreement, 88,757 restricted shares vested immediately for an additional compensation expense of approximately $0.2 million and the remaining 169,242 shares were forfeited. As of December 31, 2007, there were no shares of restricted stock outstanding.

14. EARNINGS PER SHARE

Financial Accounting Standards Board Statement No. 128, “Earnings per Share” (“SFAS 128”) promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. The 2007, 2006, and 2005, diluted earnings per share amounts exclude the effects of 3,347,000, 3,513,000, and 1,844,000 stock options outstanding, respectively, as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share data):

	For the Fiscal Year Ended
	2007	2006	2005
Numerator:
Net (loss) income	$(9,929)	$(28,378)	$12,129

Denominator:
Denominator for basic income per share
Weighted average shares outstanding	18,753	17,809	16,947
Employee stock options and warrants	—	—	1,884

Denominator for diluted income per share
Adjusted weighted average shares, assuming exercise of common equivalent shares	18,753	17,809	18,831

Basic net (loss) income per share	$(0.53)	$(1.59)	$0.72
Diluted net (loss) income per share	$(0.53)	$(1.59)	$0.64

15. INCOME TAXES

The income tax (benefit) expense for 2007, 2006 and 2005 consists of the following:

	For the Fiscal Year Ended
	2007	2006	2005
Current
Federal	$0	$30	$70
State	21	(24)	38

	$21	$6	$108
Deferred
Federal	$0	$13,556	$(7,890)
State	0	1,968	(1,732)

	$0	$15,524	$(9,622)
Total
Federal	$0	$13,586	$(7,820)
State	21	1,944	(1,694)

	$21	$15,530	$(9,514)

The income tax expense (benefit) recognized differs from the expense at the maximum statutory Federal tax rate as follows:

	For the Fiscal Year Ended
	2007	2006	2005
Federal tax at 34%	$(3,373)	$(4,368)	$889
State taxes, net of federal benefit	(492)	(636)	130
Permanent differences	127	147	21
Change in applicable state rate	—	—	(598)
Other	21	4	44
Change in the valuation allowance	3,738	20,383	(10,000)

Tax benefit	$21	$15,530	$(9,514)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	For the Fiscal Year Ended
	2007	2006
Current deferred tax assets:
Inventory	$1,375	$942
Allowance for accounts receivables	53	105
Prepaid expenses	(16)	(36)
Accrued expenses	554	95
Intangible amortization – current	91	—
Charitable contribution carryforward	3	—
Non-cash compensation	131	43

Total current deferred tax assets	2,191	1,149
Valuation allowance	(2,191)	(1,149)

Net current deferred tax asset	$—	$—

Long-term deferred tax asset
Net operating loss /other carryforwards	$28,117	$25,353
AMT credit carryforward	61	61
Intangible amortization	(676)	1,374
Depreciation and amortization	1,345	(640)

Total long-term deferred tax assets	28,847	26,148
Valuation allowance	(28,847)	(26,148)

Net long-term deferred tax asset	—	—

Total deferred tax asset	$—	$—

At December 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $75.9 million and $68.9 million, respectively, related to federal and state jurisdictions. We excluded $3.9 million of the $75.9 million U.S. net operating loss carryforwards from the calculation of the deferred tax asset above because it represents excess stock option deductions that did not reduce taxes payable. These unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital. These net operating loss carryforwards will begin to expire at various times beginning in 2019. For federal and state tax purposes, a portion of the Company’s net operating loss may be subject to significant limitations on annual utilization by virtue of changes in ownership, as defined by federal and state tax laws.

At December 31, 2007 and 2006, the Company had Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $0.1 million and $0.1 million, respectively. These credits do not expire and will be available to reduce future Federal income tax liabilities.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109,”) “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, our management reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carry forwards pursuant to Internal Revenue Code section 382, future income projections and the overall prospects of our business. Based upon management’s assessment of all available evidence at the time, we concluded in our fourth quarter of fiscal 2003 and again in our second and third quarters of 2004 and 2005 that it was more likely than not that a portion of the recorded deferred tax benefits would be realized. Based upon management’s assessment of all current available evidence, including the current year operating loss, we have concluded that none of the deferred tax benefits should be recognized as of December 31, 2007 and December 31, 2006. Consequently in 2006, we have reversed any tax benefit recorded in 2003 through 2005. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. Approximately $1.5 million of the valuation allowance relates to net operating losses resulting from stock option windfall benefits, e.g. disqualifying dispositions. Reductions in the valuation allowance for those assets will result in an increase to additional paid-in capital after the valuation allowance related to all other deferred tax assets amounts have been reduced.

Paragraph 81 of FASB Statement 123R provides that for purposes of calculating the pool of excess tax benefits (“APIC pool”), the Company should include the net excess tax benefits that would have qualified had the Company adopted FASB 123R from inception. The FASB issued FSP 123(R)-3, which provides an alternative transition method to calculate the beginning pool of excess tax benefits. The Company has elected to adopt the alternative transition method (“short cut method”) in calculating their historical APIC pool of windfall tax benefits in regards to its stock based compensation.

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

16. BUSINESS SEGMENTS

Prior to its acquisition of Campus Outfitters in May 2005, the Company was primarily an Internet retailer of textbooks and educational materials targeting private middle and high schools, small colleges and distance and continuing education markets. The Company’s chief operating decision maker reviewed financial information presented on a consolidated basis. Accordingly, the Company considered itself to be in a single industry segment. In May 2005, the Company added a second product line with its acquisition of Campus Outfitters, a provider of uniform apparel needs to schools and businesses. Accordingly, the Company’s operations during fiscal 2007 were aggregated into two reportable business segments: textbooks and uniforms.

The business segments reported below are the segments of the Company for which discrete financial information was available and for which the Company’s chief operating decision maker evaluated gross margins in fiscal 2007 and fiscal 2006. (Amounts in thousands):

	Textbooks		Uniforms		Corporate / Other		Total
	2007	2006	2007	2006	2007	2006	2007	2006
Sales	$35,471	$41,903	$5,662	$7,855	$—	$308	$41,133	$50,066
Product gross margin	$10,318	$13,057	$1,376	$3,422	$—	$122	$11,694	$16,601
Shipping revenue	$3,235	$3,778	$40	$62	$—	$—	$3,275	$3,840
Shipping gross margin	$(146)	$136	$(166)	$(291)	$—	$—	$(312)	$(155)
Total sales	$38,705	$45,681	$5,702	$7,917	$—	$308	$44,408	$53,906
Blended gross margin	$10,172	$13,193	$1,210	$3,131	$—	$122	$11,382	$16,446
Goodwill	$511	$511	$—	$—	$—	$—	$511	$511
Total assets	$6,827	$11,468	$3,819	$4,815	$2,278	$7,365	$12,924	$23,648

17. RELATED PARTY TRANSACTION

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

18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The Company experiences significant seasonality in its results of operations. Consistent with the Company’s focus on the expansion of its eduPartners program and its current concentration of private middle and high school institutions, since the year ended December 31, 2000, the Company’s peak selling period for textbooks has been the July/August/September back-to-school season. Consistent with its current concentration of private elementary, middle and high schools, Campus Outfitters peak selling season has been the July/August/September back-to-school season. During both fiscal 2007 and 2006, approximately 88% of the Company’s revenues, respectively, were recognized in this period.

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

The following table presents summarized quarterly financial data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
Net Sales	$1,915	$1,454	$39,058	$1,982
(Loss) income from operations	(2,716)	(3,317)	3,306	(6,982)
Income tax expense	(2)	(13)	(1)	(4)
Net (loss) income	(2,761)	(3,372)	3,220	(7,016)
Diluted (loss) earnings per share	$(0.15)	$(0.18)	$0.17	$(0.37)
Fiscal 2006
Net Sales	$2,221	$1,951	$47,165	$2,569
(Loss) income from operations	(2,152)	(4,074)	2,389	(9,255)
Income tax benefit (expense)	873	1,584	(18,031)	44
Net loss	(1,160)	(2,391)	(15,602)	(9,225)
Diluted loss earnings per share	$(0.07)	$(0.14)	$(0.86)	$(0.50)

19. SUBSEQUENT EVENTS

Follett Acquisition

On February 22, 2008, VGI Holdings Corp. (“Parent”), VGI Acquisition Corp., a wholly-owned subsidiary of Parent (“Purchaser”), and Varsity Group Inc. (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Purchaser offered to purchase all of the outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a price of $0.20 per Share, net to sellers in cash, without interest and subject to any required withholding taxes, on the terms and subject to the conditions set forth in the Merger Agreement, Purchaser’s offer to purchase, dated March 7, 2008 (as amended or supplemented from time to time), and the related letter of transmittal (as amended or supplemented from time to time), which are filed as exhibits to the Tender Offer Statement on Schedule TO, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2008.

Upon the expiration of the offering period of the Offer at 7:00 p.m., New York City time, on Friday, April 11, 2008, Purchaser accepted for payment approximately 16,118,974 Shares (including 5,596 Shares tendered by notice of guaranteed delivery), representing approximately 85% of the outstanding Shares. On April 15, 2008, after going effective to the exercise of the top-up options pursuant to the terms of the Merger Agreement, Purchaser merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned indirect subsidiary of Follett.

Nasdaq Delisting

As a result of the Merger, the Company no longer fulfills the numerical listing requirements of the Nasdaq National Market (“Nasdaq”). Accordingly, following completion of the Merger, the Company notified Nasdaq and requested that the Shares be suspended from trading on the Nasdaq Capital Market as of April 16, 2008. As a result, the Shares are no longer traded on the Nasdaq Capital Market.

Top-Up Option Shares

In order to complete the Merger, on Monday, April 14, 2008, Purchaser exercised its option to purchase the Top-Up Option Shares (as defined in the Merger Agreement) and accordingly, the Company issued 9,512,116 Shares to the Purchaser pursuant to Section 1.4 of the Merger Agreement, at a price per Share of $0.20, which resulted in an aggregate purchase price of approximately $1.9 million (the “Purchase Price”). The Purchaser paid the Purchase Price for these Shares by delivery of a promissory note.

Loan Agreement and Warrant

On February 22, 2008, in connection with the Offer and the Merger, the Company entered into an Amended and Restated Revolving Line of Credit Loan Agreement and Security Agreement (the “New Loan Agreement”) with VGI Financial Corp., an affiliate of Parent (“VGI Finance”), and certain wholly-owned subsidiaries of the Company (together with the Company, the Borrowers), which amends and restates the Revolving Line of Credit Loan Agreement and Security Agreement with Bank of America, N.A. (“BOA”), entered into by the Company on March 8, 2007 (the “Prior Loan Agreement”). VGI Finance has purchased and assumed from BOA the obligations under the Prior Loan Agreement. The New Loan Agreement is secured by a lien on substantially all of the Company’s assets, including approximately $2.0 million of cash. As of February 22, 2008, there were approximately $1.8 million of advances outstanding under the line of credit at an interest rate of prime plus 3%. VGI Finance has agreed, subject to certain conditions, to forebear from enforcing an event of default that is presently outstanding under the Prior Loan Agreement until April 30, 2008. The New Loan Agreement provides the Company with additional liquidity to fund its operating expenses if certain conditions are satisfied. The Company presently does not have access to sufficient liquidity to fund its operations on a stand-alone basis.

In connection with the New Loan Agreement, the Company has issued a warrant to VGI Finance for the purchase of the number of shares of the Company’s common stock equal to (a) the advances under the New Loan Agreement divided by (b) the exercise price of $0.20 per share, subject to anti-dilution adjustment. The per share exercise price of the warrant was reduced by 20% as of April 7, 2008 and will be reduced an additional 20% in the event that advances under the New Loan Agreement remain outstanding as of May 7, 2008. As of the March 19, 2008, advances under the New Loan Agreement are approximately $4.5 million for warrants exercisable for 22,737,477 shares of the Company’s common stock. The term of the warrant is three years.

Asset Disposition

Disposition of Campus Outfitters

On February 27, 2008, the Company sold its subsidiary, Campus Outfitters Group, LLC, a retailer of private elementary, middle and high school uniforms, to SchoolOne.com, LLC, which provides IT services solutions to K-12 schools. As a result of the New Loan Agreement with VGI Finance, the Company was unable to obtain financing for the Campus Outfitters subsidiary. As a result, the Company chose an available sale transaction for Campus Outfitters with SchoolOne over a liquidation of the Campus Outfitters subsidiary. In selling Campus Outfitters, SchoolOne paid Varsity $0.7 million in the form of a release of debt obligations owed by Varsity to SchoolOne and also assumed approximately $0.6 million in current liabilities and approximately $2.0 million in real estate lease obligations related to the business. The Company expects to incur a loss on the sale of Campus Outfitters in the range of approximately $1.5 million to $2.0 million during the first fiscal quarter of 2008.